Form 10QSB
period 2001-03-31
AVIC TECHNOLOGIES LTD
filed 2001-05-21
CIK 1093933

UNITED STATES

                         SECURITIES EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
          Act for the transition period from _________ to _________.

                        Commission File Number: 0-32477

                             AVIC TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

            DELAWARE                                        98-0212726
(State of or other jurisdiction of                  (IRS Employer I.D. No.)
incorporation or organization)

                           445 St. Francois Xavier St.
                            Montreal, Quebec, Canada
                    (Address of Principal Executive Offices)

                                 (514) 844-3510
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( ) NO (x)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

12,221,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB



--------------------------------------------------------------------------------- -----------------------------------------
PART I. FINANCIAL INFORMATION                                                                                Page
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 1. Financial Statements (unaudited)
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Balance Sheets as of March 31, 2001 and December 31, 2000                                                      3
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Statements of Operations for the three months ended March 31, 2001                                             4
and 2000, and the period March 4, 1999 (date of incorporation) to
March 31, 2001
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Statement of Stockholders' Equity for the three months ended March 31, 2001                                    5
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Statements of Cash Flows for the three months ended March 31, 2001                                             6
and 2000, and the period March 4, 1999 (date of incorporation) to
March 31, 2001
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Notes to Financial Statements                                                                                  7
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations (including cautionary statement)                                                                 9
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 1. Legal Proceedings                                                                                      11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 2. Changes in Securities                                                                                  11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 3. Defaults Upon Senior Securities                                                                        11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 4. Submission of Matters to a Vote of Securities Holders                                                  11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 5. Other Information                                                                                      11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Item 6. Exhibits and Reports on Form 8-K                                                                       11
--------------------------------------------------------------------------------- -----------------------------------------
--------------------------------------------------------------------------------- -----------------------------------------
Signatures                                                                                                     11
--------------------------------------------------------------------------------- -----------------------------------------


                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS




                                                                                         March 31,
ASSETS                                                                                     2001           December 31,
------                                                                                  (unaudited)           2000
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------
CURRENT ASSETS :
  Cash and cash equivalents                                                                 $  72,575       $  77,957
  Accounts receivable                                                                          13,650           7,392
                                                                                       ---------------    ---------------
TOTAL                                                                                       $  86,225       $  85,349
                                                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued and other liabilities                                                             $  77,082       $  58,580
  Advance from stockholder                                                                      2,500           2,500
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------
      Total liabilities                                                                        79,582          61,080
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------

STOCKHOLDERS' EQUITY:
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
       12,221,000 shares issued and outstanding                                                 1,222           1,222
   Additional paid-in capital                                                                 376,489         376,489
   Deficit accumulated during the development stage                                          (371,068)       (353,442)
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------
       Total stockholders' equity                                                               6,643          24,269
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------

TOTAL                                                                                       $  86,225       $  85,349
                                                                                       ===============    ===============

SEE NOTES TO FINANCIAL STATEMENTS.


                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the               For the           For the Period
                                              three             three months         March 4, 1999
                                              months                ended               (date of
                                              ended                March 31,         incorporation)
                                             March 31, 2001          2000            to March 31, 2001
                                             ---------------     ----------------    -------------------
                                             ---------------     ----------------    -------------------
REVENUES:
   Consulting                                      $ 19,740              $     -             $   67,434
   Interest income                                    1,074                1,195                  3,943
                                             ---------------     ----------------    -------------------
                                             ---------------     ----------------    -------------------
         Total revenues                              20,814                1,195                 71,377
                                             ---------------     ----------------    -------------------

EXPENSES:
   Officer and director compensation:
      Stock based                                         -               30,000                 60,000
      Other                                               -                    -                 30,000
   Consulting and professional fees                  23,744                1,205                194,568
   Website design                                         -                    -                 32,000
   Occupancy                                         10,500               10,500                 84,000
   Other                                              4,196                3,755                 41,877
                                             ---------------     ----------------    -------------------
       Total expenses                                38,440               45,460                442,445
                                             ---------------     ----------------    -------------------
                                             ---------------     ----------------    -------------------

NET LOSS                                         $ (17,626)           $ (44,265)           $  (371,068)
                                             ===============     ================    ===================
                                             ===============     ================    ===================

Net Loss Per  Share-
       Basic and Diluted                          $  (0.00)            $  (0.00)            $    (0.03)
                                             ===============     ================    ===================
                                             ===============     ================    ===================

Weighted Average Number of
    Shares Outstanding                           12,221,000           11,621,000             11,198,100
                                             ===============     ================    ===================

SEE NOTES TO FINANCIAL STATEMENTS.


                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                                   (Unaudited)




                                                                                                  Deficit
                                                  Common Stock                                  Accumulated
                                           -- ---------------------- -----     Additional       During the
                                           -------------- -- -------------      Paid-In         Development
                                              Shares            Amount          Capital             Stage               Total
                                           --------------    -------------   --------------    -----------------    --------------
                                           --------------    -------------   --------------    -----------------    --------------

Balances, December 31, 2000                   12,221,000          $ 1,222         $376,489          $ (353,442)     $     24,269

Net Loss                                                                                               (17,626)          (17,626)
                                           --------------    -------------   --------------    -----------------    --------------
                                           --------------    -------------   --------------    -----------------    --------------

Balances, March 31, 2001                      12,221,000          $ 1,222         $376,489          $ (371,068)        $ 6,643
                                           ==============    =============   ==============    =================    ==============
                                           ==============    =============   ==============    =================    ==============


SEE NOTES TO FINANCIAL STATEMENTS.


                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  For the period
                                                                    For the                  For the              January 5, 1999
                                                                  three months             three months              (date of
                                                                  months ended           ended March 31,         incorporation) to
                                                                 March 31, 2001                2000               March 31, 2001
                                                               ------------------- ---- -------------------     --------------------
                                                               ------------------- ---- -------------------     --------------------
Cash Flows From Operating Activities:
   Net loss                                                           $  (17,626)       $      (44,265)               $   (371,068)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
        Stock based compensation                                                                    30,000                  144,300
        Increase in accounts receivable                                   (6,258)                        -                 (13,650)
        Increase in accrued and other liabilities                          18,502                    3,560                   77,082
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------
                                                                          (5,382)                 (10,705)
Net Cash Used In Operating Activities                                                                                     (163,336)
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Cash Flows From Investing Activities:
   Loan made                                                                    -                        -                 (25,000)
   Repayment of loan                                                            -                        -
                                                                                                                      25,000
                                                               -------------------      -------------------     --------------------

Net Cash Provided By Investing activities                                       -                        -                        -
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Cash Flows From Financing Activities
   Loans from stockholders                                                      -                        -                   20,146
   Advance from stockholder                                                     -                        -                    2,500
   Repayments of loans from stockholders                                        -                        -                 (20,146)
   Cash paid for stock issuance costs                                           -                        -                 (45,189)
   Proceeds from the issuance of common stock                                   -                        -                  278,600
                                                               -------------------      -------------------     --------------------
Net Cash Provided by Financing Activities                                       -                        -                  235,911
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Net Increase (decrease) In Cash and Cash
    Equivalents                                                           (5,382)                 (10,705)                   72,575

Cash and Cash Equivalents at Beginning
    of Period                                                              77,957                  109,900                        -
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------
Cash and Cash Equivalents at End of
    Period                                                              $  72,575               $   99,195              $    72,575
                                                               ===================      ===================     ====================
                                                               ===================      ===================     ====================
Supplemental disclosure of cash flow
  information:

Cash Paid For:
   Interest                                                              $      0               $      0                $         0
                                                               ===================      ===================     ====================
   Income Taxes                                                          $      0               $      0                $         0
                                                               ===================      ===================     ====================

SEE NOTES TO FINANCIAL STATEMENTS.


                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Avic Technologies Ltd., Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 4, 1999. We currently are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We intend to participate in the building industry in China and other parts of Asia by offering consulting services to contractors, and by establishing joint ventures for the production and marketing of fiberglass window frames. Our planned principal operations have not yet commenced; therefore most of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form SB-2/A.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred a cumulative net loss of approximately $371,000, and we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to locate a strategic partner to assist us with our cash flow needs, and/or secure other financing (which may include borrowings from current stockholders), however there is no assurance that we will be successful in these efforts. In the event we are unable to secure financing, we may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The receivable, and all of our consulting revenues, resulted from billings to one customer located in China. We perform ongoing credit evaluations of our clients and generally do not require collateral.

With respect to cash and cash equivalents, we maintain all of our cash and cash equivalents in deposit accounts with a high quality financial institution, which deposit accounts at times may exceed insured limits. We have not experienced any losses in such accounts.

NOTE D  - INCOME TAXES

During the period March 4, 1999 (date of incorporation) to March 31, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2001, we had a net operating loss carryforward of approximately $281,000 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended March 31, 2001. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E  - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There have been no common equivalent shares outstanding at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying financial statements.

NOTE F  - COMMON STOCK OFFERING

On May 11, 2001, our registration statement with the Securities and Exchange Commission to allow various shareholders to offer to sell 6,565,000 shares of the common stock they own in our company (we will not receive any part of the proceeds from the sale of any of these shares) was declared effective. We paid all expenses associated with the registration of the shares and the printing of the prospectus.

NOTE G- RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2000, we borrowed approximately $20,000 from two of our stockholders. The notes, which were unsecured, and accrued interest at the rate of 12% per annum, were repaid along with accrued interest on December 31, 2000. Total interest paid to these stockholders approximated $500.

During the three months ended March 31, 2001 and the year ended December 31, 2000, we incurred consulting fees of $14,100 and $24,960, respectively from two of our shareholders (one of whom is also a Director). At March 31, 2001, we owe these shareholders approximately $29,900 for these consulting services. This amount is included in accrued and other liabilities in the accompanying balance sheet.

In June 2000, we issued 200,000 shares of our common stock to our Chief Executive Officer and 400,000 shares of our common stock to one of our Directors as consideration for services rendered on our behalf during the six months ended June 30, 2000. The fair market value assigned to these shares was based on the latest sales of our stock ($0.10 per share). In addition, accrued and other liabilities at March 31, 2001 includes $30,000 owed to these individuals for services rendered during the period July 1, 2000 to December 31, 2000.

No amounts were ascribed to services provided by these individuals prior to January 1, 2000 and/or during the three months ended March 31, 2001 as we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by these individuals was insignificant during these periods.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly payments of $3,500. Total rent paid under this agreement (which is currently on a month to month basis) during each of the periods included in the accompanying statements of operations was $10,500, $10,500 and $84,000, respectively.

During the period March 4, 1999 (date of incorporation) to December 31, 1999, we issued 843,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:



                                                                                                   Date
Description of Service           Value of Service      Share Price       Shares Issued             Issued
----------------------           ----------------      -----------       -------------             ------
     Website Design                  $32,000              $0.10             320,000                12/2/99
     Equipment Appraisal              28,800              $0.10             288,000                12/2/99
     Search for Joint Venture
       Partners                       23,500              $0.10             235,000                12/2/99

              Totals                 $84,300                                843,000
                                     =======                                =======


The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been included in various expenses in the accompanying statement of operations.

During the period March 4, 1999 (date of incorporation) to December 31, 1999, we paid $38,500 for certain consulting services to an entity owned by a family member of one of our directors and stockholders.

In connection with a Regulation S offering, we paid fees of approximately $36,000 to a company partially owned by a spouse of one of our directors and stockholders. Because the costs related to the sale of our stock, they have been reflected as a reduction of stockholders' equity in the accompanying financial statements.

NOTE H - LETTER OF INTENT

We have entered a letter of intent with a Chinese company to establish a joint venture for the purpose of producing fiberglass window and doorframes. Pursuant to terms of the letter of intent, we have agreed to fund approximately $506,000 (or 60%) of the total anticipated investment cost. Of this amount, approximately $217,000 is expected to be funded through a loan that we have agreed to arrange on the joint venture's behalf. The joint venture is anticipated to have a life of 20 years, and both of the venturers have agreed to shoulder the risks jointly.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000, and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 10, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, and accounts receivable arising from consulting services we provided to one entity in China, we have no assets.

Three months ended 3/31/01 vs. 3/31/00

During the three months ended March 31, 2001 and 2000, we generated revenues of approximately $20,800 and $1,200, respectively. This increase of approximately $19,600 resulted substantially from certain consulting services we began providing to a Chinese entity in July 2000.

During the three months ended March 31, 2001 and 2000, we incurred total expenses of approximately $38,400 and $45,500, respectively. These expenses consisted substantially of consulting and professional fees of approximately $23,700 during the three months ended March 31, 2001, and officer and director compensation of $30,000 during the three months ended March 31, 2000. During the three months ended March 31, 2001, consulting and professional fees were approximately $22,600 higher than the corresponding period of the preceding year. This increase resulted substantially from $14,100 of consulting expenses we incurred to two of our shareholders in connection with the consulting services we provided to the aforementioned Chinese entity. In addition, first quarter 2001 consulting and professional fees includes legal and accounting expenses of approximately $9,600 resulting from our efforts to register certain shares of our stock. Officer and director compensation declined from $30,000 for the three months ended March 31, 2000 to zero for the three months ended March 31, 2001. The decline resulted because services provided by our management were negligible during the three months ended March 31, 2001, whereas such individuals spent a significant amount of time developing and managing our affairs during the three months ended March 31, 2000. As consideration for such services rendered during the first six months of 2000, we issued 600,000 shares of our common stock to these individuals.

Since our inception we have incurred cumulative revenues and expenses of approximately $71,400 and $442,400, respectively, resulting in a cumulative net loss of approximately $371,100. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $174,300 of the expenses were satisfied by the issuance of our common stock. The remaining expenses of approximately $268,100 include $39,060 of consulting fees, which were and/or will be funded by the related consulting revenues we recognized. In addition, our expenses also include $30,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses which have and/or will require the expenditure of cash of approximately $199,000. These expenses have and/or will be funded by $278,600 in proceeds we received from sales of our common stock.

Liquidity

At the end of the quarter, on March 31, 2001, we had $72,575 in cash. We anticipate that we have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. However, unless we are able to
(1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan. We expect to continue to receive income from the provision of consulting services. These funds will also help us pay our bills when they become due, but are not likely to be sufficient to fund our business plan.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and ability to obtain acceptable financing in connection with our growth plans;
(iv) any increased competition in business; (v) any inability to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and

Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


-------------------------------------- ------------------------------------------ -----------------------------------
SIGNATURE                              TITLE                                      DATE
-------------------------------------- ------------------------------------------ -----------------------------------
-------------------------------------- ------------------------------------------ -----------------------------------


/s/Annette Shaw
Annette Shaw                           Chief Executive Officer                    May 21, 2001
-------------------------------------- ------------------------------------------ -----------------------------------
