Form 10QSB
period 2001-06-30
AVIC TECHNOLOGIES LTD
filed 2001-08-14
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001.

              ( ) Transition report pursuant to Section 13 or 15(d)
               of the Exchange Act for the transition period from
                            _________ to _________ .

                         Commission File Number: 0-32477

                             AVIC TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

     DELAWARE                                 98-0212726
     --------                                 ----------
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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2001.

                            12,221,000 Common Shares

Transitional Small Business Disclosure Format:

                                              YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


------------------------- ------------------------------------------------------------------------------- --------------------------
                                                                                                                         Page
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
PART I.                   FINANCIAL INFORMATION
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 1.                   Financial Statements (unaudited)
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
                          Balance Sheets as of June 30, 2001 and December 31, 2000                                          3
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
                          Statements of Operations for the three and six months
                          ended June 30, 2001 and 2000, and the period March 4,
                          1999 (date of incorporation) to June 30, 2001
                                                                                                                            4
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
                          Statement of Stockholders' Equity (Deficit) for the six months ended June 30,
                          2001                                                                                              5
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
                          Statements of Cash Flows for the three and six months
                          ended June 30, 2001 and 2000, and the period March 4,
                          1999 (date of incorporation) to June 30, 2001
                                                                                                                            6
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
                          Notes to Financial Statements                                                                     7
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 2.                   Management's  Discussion  and Analysis of Financial  Condition  and Results of
                          Operations (including cautionary statement)                                                       10
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
PART II.                  OTHER INFORMATION
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 1.                   Legal Proceedings                                                                                 13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 2.                   Changes in Securities                                                                             13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 3.                   Defaults Upon Senior Securities                                                                   13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 4.                   Submission of Matters to a Vote of Securities Holders                                             13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 5.                   Other Information                                                                                 13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Item 6.                   Exhibits and Reports on Form 8-K                                                                  13
------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------

------------------------- ------------------------------------------------------------------------------- --------------------------
------------------------- ------------------------------------------------------------------------------- --------------------------
Signatures                                                                                                                  13
------------------------- ------------------------------------------------------------------------------- --------------------------

PART I - FINANCIAL INFORMATION

Item 1.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------

                                                                                                 June 30,
                                                                                                   2001               December 31,
                                                                                               (Unaudited)                2000
                                                                                              ---------------      -----------------
ASSETS

Cash and cash equivalents                                                                          $  55,904          $  77,957
Accounts receivable                                                                                    9,198              7,392

                                                                                              ---------------      -----------------

TOTAL                                                                                              $  65,102          $  85,349
                                                                                              ===============      =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued and other liabilities                                                                    $ 75,636             58,580
   Advance from stockholder                                                                            2,500              2,500
                                                                                              ---------------      -----------------

        Total liabilities                                                                             78,136             61,080
                                                                                              ---------------      -----------------

STOCKHOLDERS' DEFICIT:
   Common stock - $.0001 par value; 50,000,000 shares
      Authorized                                                                                       1,222              1,222
   Additional paid-in capital                                                                        376,489            376,489
   Deficit accumulated during the development stage                                                (390,745)           (353,442)
                                                                                              ---------------      -----------------

        Total stockholders' deficit                                                                 (13,034)             24,269
                                                                                              ---------------      -----------------

TOTAL                                                                                               $ 65,102           $ 85,349
                                                                                              ===============      =================


SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                           For the           For the          For the      For the         For the Period
                                        three months           six             three         six           March 4, 1999
                                           ended              months           months       months           (date of
                                        June 30, 2001          ended           ended         ended         incorporation)
                                                             June 30,         June 30,      June 30,      to June 30, 2001
                                                               2001             2000         2000
                                       ---------------    ----------------  ------------ ------------     ------------------

REVENUES:
    Consulting                            $  15,414         $   35,154        $     -      $     -            $  82,848
    Interest income                             805              1,879            665        1,860                4,748
                                       ---------------    ----------------  ------------ ------------     ------------------
       Total revenues                        16,219             37,033            665        1,860               87,596
                                       ---------------    ----------------  ------------ ------------     ------------------

EXPENSES:
    Officer and director compensation:
       Stock based                                -                  -         60,000       60,000               60,000
       Other                                      -                  -              -            -               30,000
    Consulting and professional fees         18,810             42,554          6,455        7,660              213,378
    Website design                                -                  -              -            -               32,000
    Occupancy                                10,500             21,000         10,500       21,000               94,500
    Other                                     6,586             10,782          3,655        7,410               48,463
                                       ---------------    ----------------  ------------ ------------     ------------------
       Total expenses                        35,896             74,336         80,610       96,070              478,341
                                       ---------------    ----------------  ------------ ------------     ------------------
NET LOSS                                  $ (19,677)        $  (37,303)     $ (79,945)   $ (94,210)          $ (390,745)
                                       ===============    ================  ============ ============     ==================
Net Loss Per Share -
    Basic and Diluted                      $   0.00         $     0.00      $    0.01    $    0.01           $     0.03
                                       ===============    ================  ============ ============     ==================
Weighted Average Number of Shares
    Outstanding                          12,221,000         12,221,000     11,621,000   11,721,000           11,307,600
                                       ===============    ================  ============ ============     ==================

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



-------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                   Additional           During the
                                                  Common Stock                      Paid-In            Development
                                            Shares               Amount             Capital               Stage               Total
                                       -----------------    -----------------    ---------------     -----------------  ------------
Balances, December 31, 2000              12,221,000           $   1,222           $ 376,489           $ (353,442)         $ 24,269

Net Loss                                                                                                 (37,303)          (37,303)
                                       -----------------    -----------------    ---------------     -----------------  ------------
Balances, June 30, 2001                  12,221,000           $   1,222           $ 376,489           $ (390,745)         $(13,034)
                                       =================    =================    ===============     =================  ============



SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                      For the          For the           For the          For the        For the
                                                       three             six              three            six         period March
                                                       months           months           months            months        4, 1999
                                                       ended            ended             ended            ended        (date of
                                                      June 30,         June 30,          June 30,         June 30,    incorporation)
                                                        2001             2001              2000            2000          to June 30,
                                                                                                                             2001
                                                   -------------    -------------     -------------    ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $ (19,677)        $(37,303)        $ (79,945)      $ (94,210)       $ (390,745)
Adjustments to reconcile net loss to net cash
    used by operating activities:
       Stock based compensation                              -                -            60,000          60,000           144,300
       Decrease (increase) in accounts receivable        4,452           (1,806)                -               -            (9,198)
       Increase (decrease) in accrued and other         (1,446)          17,056            (3,560)              -            75,636
       liabilities
                                                   -------------    -------------     -------------    ------------     ------------
NET CASH USED BY OPERATING ACTIVITIES:                 (16,671)         (22,053)          (23,505)        (34,210)         (180,007)
                                                   -------------    -------------     -------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made                                                    -                -                 -               -           (25,000)
Repayment of loan                                            -                -            15,000          15,000            25,000
                                                   -------------    -------------     -------------    ------------     ------------
NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                               -                             15,000          15,000                 -
                                                   -------------    -------------     -------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                      -                -                 -               -            20,146
Advance from stockholder                                     -                -                 -               -             2,500
Repayments of loans from stockholders                        -                -                 -               -           (20,146)
Cash paid for stock issuance costs                           -                -                 -               -           (45,189)
Proceeds from the issuance of common stock                   -                -                 -               -            278,600
                                                   -------------    -------------     -------------    ------------     ------------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                               -                -                 -               -           235,911
                                                   -------------    -------------     -------------    ------------     ------------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                          (16,671)         (22,053)           (8,505)        (19,210)           55,904

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 72,575           77,957             99,195        109,900                 -
                                                   -------------    -------------     -------------    ------------     ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                    $  55,904        $  55,904          $  90,690      $  90,690        $   55,904
                                                   =============    =============     =============    ============     ============
Supplemental disclosure of cash flow information:

Cash Paid For:
    Interest                                           $     -        $       -          $       -      $       -        $        -
                                                   =============    =============     =============    ============     ============
    Income taxes                                       $     -        $       -          $       -      $     -           $       -
                                                   =============    =============     =============    ============     ============

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form SB-2/A.

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

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred a cumulative net loss of approximately $391,000, and we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to locate a strategic partner to assist us with our cash flow needs, and/or secure other financing (which may include borrowings from current stockholders), however there is no assurance that we will be successful in these efforts. In the event we are unable to secure financing, we may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE D  - INCOME TAXES

During the period March 4, 1999 (date of incorporation) to June 30, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2001, we had a net operating loss carryforward of approximately $331,000 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended June 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E  - COMMON STOCK OFFERING

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

NOTE F- RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2001, and the year ended December 31, 2000, we incurred consulting fees of $11,010, $25,110 and $24,960, respectively from two of our shareholders (one of whom is also a Director). At June 30, 2001, we owe these shareholders approximately $29,000 for these consulting services. This amount is included in accrued and other liabilities in the accompanying balance sheet.

In June 2000, we issued 200,000 shares of our common stock to our Chief Executive Officer and 400,000 shares of our common stock to one of our Directors as consideration for services rendered on our behalf during the six months ended June 30, 2000. The fair market value assigned to these shares was based on the latest sales of our stock ($0.10 per share). In addition, accrued and other liabilities at June 30, 2001 includes $30,000 owed to these individuals for services rendered during the period July 1, 2000 to December 31, 2000. No amounts were ascribed to services provided by these individuals prior to January 1, 2000 and/or during the six months ended June 30, 2001 as we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by these individuals was insignificant during these periods.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly payments of $3,500. Total rent paid under this agreement (which is currently on a month to month basis) during each of the periods included in the accompanying statements of operations was $10,500, $21,000, $10,500, $21,000 and $94,500, respectively.

During the period March 4, 1999 (date of incorporation) to December 31, 1999, we issued 843,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:


Description of Service                  Value of Service               Share Price      Shares Issued         Date Issued
----------------------                  ----------------               -----------      -------------         -----------
Website Design                             $32,000                        $0.10             320,000             12/2/99
Equipment Appraisal                         28,800                        $0.10             288,000             12/2/99
Search for Joint
   Venture Partners                         23,500                        $0.10             235,000             12/2/99
                                            ------                                          -------
           Totals                          $84,300                                          843,000
                                            ======                                          =======

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

NOTE G - LETTER OF INTENT

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000, and the financial statements as of and for the three and six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 11, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, and accounts receivable arising from consulting services we provided to one entity in China, we have no assets.

RESULTS OF OPERATIONS

Three months ended 6/30/01 vs. 6/30/00

During the three months ended June 30, 2001 and 2000, we generated revenues of approximately $16,200 and $700, respectively. This increase of approximately
$15,500 resulted substantially from certain consulting services we began providing to a Chinese entity in July 2000.

During the three months ended June 30, 2001 and 2000, we incurred total expenses of approximately $35,900 and $80,600, respectively. These expenses consisted substantially of consulting and professional fees of approximately $18,800 during the three months ended June 30, 2001, and officer and director compensation of $60,000 during the three months ended June 30, 2000. During the three months ended June 30, 2001, consulting and professional fees were approximately $12,400 higher than the corresponding period of the preceding year. This increase resulted substantially from $11,010 of consulting expenses we incurred to two of our shareholders in connection with the consulting services we provided to the aforementioned Chinese entity. Officer and director compensation declined from $60,000 for the three months ended June 30, 2000 to zero for the three months ended June 30, 2001. The decline resulted because services provided by our management were negligible during the three months ended June 30, 2001, whereas such individuals spent a significant amount of time developing and managing our affairs during the three months ended June 30, 2000. As consideration for such services rendered during the first six months of 2000, we issued 600,000 shares of our common stock to these individuals. The entire expense of $60,000 arising from this stock issuance was recorded during the quarter ended June 30, 2000.

Six months ended 6/30/01 vs. 6/30/00

During the six months ended June 30, 2001 and 2000, we generated revenues of approximately $37,000 and $1,900, respectively. This increase of approximately $35,100 resulted substantially from certain consulting services we began providing to a Chinese entity in July 2000.

During the six months ended June 30, 2001 and 2000, we incurred total expenses of approximately $74,300 and $96,100, respectively. These expenses consisted substantially of consulting and professional fees of approximately $42,600 during the six months ended June 30, 2001, and officer and director compensation of $60,000 during the six months ended June 30, 2000. During the six months ended June 30, 2001, consulting and professional fees were approximately $34,900 higher than the corresponding period of the preceding year. This increase resulted substantially from $25,110 of consulting expenses we incurred to two of our shareholders in connection with the consulting services we provided to the aforementioned Chinese entity. Officer and director compensation declined from $60,000 for the six months ended June 30, 2000 to zero for the six months ended June 30, 2001. The decline resulted because services provided by our management were negligible during the six months ended June 30, 2001, whereas such individuals spent a significant amount of time developing and managing our affairs during the six months ended June 30, 2000. As consideration for such services rendered during the first six months of 2000, we issued 600,000 shares of our common stock to these individuals. The entire expense of $60,000 arising from this stock issuance was recorded during the quarter ended June 30, 2000.

Since Inception

Since our inception we have incurred cumulative revenues and expenses of approximately $87,600 and $478,300, respectively resulting in a cumulative net loss of approximately $390,700. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $144,300 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $30,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses which have and/or will require the expenditure of cash of approximately $304,000. These expenses have and/or will be funded by the aforementioned consulting revenues or $278,600 in proceeds we received from sales of our common stock.

Liquidity

At June 30, 2001, we had $55,904 in cash. We anticipate that we have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. However, unless we are able to (1) generate cash flow from operations;
(2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan. We expect to continue to receive income from the provision of consulting services. These funds will also help us pay our bills when they become due, but are not likely to be sufficient to fund our business plan.

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


-------------------------------------- ------------------------------------------ -----------------------------------
SIGNATURE                              TITLE                                      DATE
-------------------------------------- ------------------------------------------ -----------------------------------
-------------------------------------- ------------------------------------------ -----------------------------------
Annette Shaw                           Director, Chief Accounting Officer         July 27, 2001
-------------------------------------- ------------------------------------------ -----------------------------------