Form 10QSB
period 2001-09-30
AVIC TECHNOLOGIES LTD
filed 2001-11-14
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

             (X) Quarterly report pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2001.

                            13,221,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

                                                                                                    Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Balance Sheets as of September 30, 2001 and December 31, 2000                            3

             Statements of Operations for the three and nine months ended September 30,
             2001 and 2000, and the period March 4, 1999 (date of incorporation) to
             September 30, 2001                                                                       4

             Statement of Stockholders' Equity (Deficit) for the nine months ended
             September 30, 2001                                                                       5

             Statements of Cash Flows for the three and nine months ended September 30,
             2001 and 2000, and the period March 4, 1999 (date of incorporation) to
             September 30, 2001                                                                       6

             Notes to Financial Statements                                                            7

Item 2.      Management's  Discussion  and Analysis of Financial  Condition  and Results of
             Operations (including cautionary statement)                                             11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                       14

Item 2.      Changes in Securities                                                                   14

Item 3.      Defaults Upon Senior Securities                                                         14

Item 4.      Submission of Matters to a Vote of Securities Holders                                   14

Item 5.      Other Information                                                                       14

Item 6.      Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                           14

PART I - FINANCIAL INFORMATION

Item 1.
                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                             September 30,
                                                                  2001               December 31,
                                                              (Unaudited)                2000
                                                             ---------------      -------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $  32,365                $  77,957
   Accounts receivable                                                    -                    7,392
                                                             ---------------      -------------------

TOTAL                                                             $  32,365                $  85,349
                                                             ==============-      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accrued and other liabilities                                   $ 64,381                $  58,580
   Advance from stockholder                                           2,500                    2,500
                                                             ---------------      -------------------

        Total liabilities                                            66,881                   61,080
                                                             ---------------      -------------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - $.0001 par value; 50,000,000 shares
      authorized; 13,221,000 and 12,221,000 issued and
      Outstanding                                                     1,322                   1,222
   Additional paid-in capital                                       476,389                376,489
   Deficit accumulated during the development stage               (512,227)                (353,442)
                                                             ---------------      -------------------

        Total stockholders' equity (deficit)                       (34,516)                   24,269
                                                             ---------------      -------------------

TOTAL                                                              $ 32,365                 $ 85,349
                                                             ===============      ===================

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the           For the            For the         For the         For the Period
                                          three months         three               nine            nine           March 4, 1999
                                             ended            months              months          months            (date of
                                         September 30,         ended              ended           ended          incorporation)
                                              2001         September 30,      September 30,     September       to September 30,
                                                               2000                2001          30, 2000             2001
                                         ---------------  ----------------    ---------------  -------------    ------------------
REVENUES:
    Consulting                                $   3,696        $   33,246         $   38,850      $  33,246            $   86,544
    Interest income                                 473             1,000              2,352          2,860                 5,221
                                         ---------------  ----------------    ---------------  -------------    ------------------

       Total revenues                             4,169            34,246             41,202         36,106                91,765
                                         ---------------  ----------------    ---------------  -------------    ------------------

EXPENSES:
    Officer and director compensation:
       Stock based                               40,000                 -             40,000         60,000               100,000
       Other                                          -            30,000                  -         30,000                30,000
    Consulting and professional fees:
         Stock based                             60,000                 -             60,000              -                60,000
         Other                                   10,554            26,290             53,108         33,950               223,932
    Website design                                    -                 -                  -              -                32,000
    Occupancy                                    10,500            10,500             31,500         31,500               105,000
    Other                                         4,597               122             15,379          7,532                53,060
                                         ---------------  ----------------    ---------------  -------------    ------------------

       Total expenses                           125,651            66,912            199,987        162,982               603,992
                                         ---------------  ----------------    ---------------  -------------    ------------------

NET LOSS                                    $ (121,482)       $  (32,666)        $ (158,785)    $ (126,876)           $ (512,227)
                                         ===============  ================    ===============  =============    ==================

Net Loss Per Share -
    Basic and Diluted                        $   (0.01)        $   (0.00)         $   (0.01)      $  (0.01)            $   (0.04)
                                         ===============  ================    ===============  =============    ==================

Weighted Average Number of Shares
    Outstanding                              12,519,900        12,221,000         12,322,800     11,824,700            11,426,300
                                         ===============  ================    ===============  =============    ==================

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                              Additional           During the
                                                Common Stock                   Paid-In            Development
                                         Shares              Amount            Capital               Stage               Total
                                     ----------------    ---------------    ---------------     -----------------     -------------
Balances, December 31, 2000               12,221,000           $  1,222          $ 376,489           $ (353,442)          $ 24,269

Issuance of common stock in exchange
  for services rendered                    1,000,000                100             99,900                     -           100,000

Net Loss                                           -                  -                  -             (158,785)         (158,785)
                                     ----------------    ---------------    ---------------     -----------------     -------------

Balances, September 30, 2001              13,221,000           $  1,322          $ 476,389           $ (512,227)         $(34,516)
                                     ================    ===============    ===============     =================     =============

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the          For the         For the          For the         For the
                                                       three            three            nine            nine        period March
                                                       months           months          months          months          4, 1999
                                                       ended            ended           ended            ended         (date of
                                                     September        September       September        September     incorporation)
                                                      30, 2001         30, 2000        30, 2001        30, 2000      to September
                                                                                                                       30, 2001
                                                    -------------    -------------   -------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $ (121,482)       $ (32,666)     $ (158,785)     $ (126,876)      $ (512,227)
Stock based compensation                                 100,000                -         100,000          60,000          244,300
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
       Decrease (increase) in accounts receivable          9,198         (11,256)           7,392        (11,256)                -
       Increase (decrease) in accrued and other         (11,255)           44,640           5,801          44,640           64,381
       liabilities
                                                    -------------    -------------   -------------    ------------   --------------

NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                               (23,539)              718        (45,592)        (33,492)        (203,546)
                                                    -------------    -------------   -------------    ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made                                                      -                -               -               -         (25,000)
Repayment of loan                                              -                -               -          15,000           25,000
                                                    -------------    -------------   -------------    ------------   --------------

NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                                 -                -               -          15,000                -
                                                    -------------    -------------   -------------    ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                        -           20,146               -          20,146           20,146
Advance from stockholder                                       -                -               -               -            2,500
Repayments of loans from stockholders                          -                -               -               -         (20,146)
Cash paid for stock issuance costs                             -                -               -               -         (45,189)
Proceeds from the issuance of common stock                     -            2,980               -           2,980          278,600
                                                    -------------    -------------   -------------    ------------   --------------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                                 -           23,126               -          23,126          235,911
                                                    -------------    -------------   -------------    ------------   --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                           (23,539)           23,844        (45,592)           4,634           32,365

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                   55,904           90,690          77,957         109,900                -
                                                    -------------    -------------   -------------    ------------   --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                      $  32,365       $  114,534       $  32,365       $ 114,534       $   32,365
                                                    =============    =============   =============    ============   ==============

Supplemental disclosure of cash flow information:

Cash Paid For:
    Interest                                             $     -          $     -         $     -         $     -         $      -
                                                    =============    =============   =============    ============   ==============

    Income taxes                                         $     -          $     -         $     -         $     -         $      -
                                                    =============    =============   =============    ============   ==============

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form SB-2/A.

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

Revenue Recognition

The Company records revenues as services are rendered.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred a cumulative net loss of approximately $512,000, and we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to locate a strategic partner to assist us with our cash flow needs, and/or secure other financing (which may include borrowings from current stockholders), however there is no assurance that we will be successful in these efforts. In the event we are unable to secure financing, we may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NOTE D  - INCOME TAXES

During the period March 4, 1999 (date of incorporation) to September 30, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2001, we had a net operating loss carryforward of approximately $352,000 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE F- RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2001, and the year ended December 31, 2000, we incurred consulting fees of $87,499, $31,200 and $24,960, respectively from two of our shareholders (one of whom is also a Director). At September 30, 2001, we owe these shareholders approximately $20,400 for these consulting services. This amount is included in accrued and other liabilities in the accompanying balance sheet.

In June 2000, we issued 200,000 shares of our common stock to our Chief Executive Officer and 400,000 shares of our common stock to one of our Directors as consideration for services rendered on our behalf during the six months ended June 30, 2000. In July 2001, we issued 400,000 shares of our common stock to one of our Directors as consideration for services rendered on our behalf during the period July 1, 2000 through June 30, 2001. In addition, we issued 400,000 shares to a related party for consulting services provided during the quarter. The fair market value assigned to these shares was based on the latest sales of our stock ($0.10 per share). In addition, accrued and other liabilities at September 30, 2001 include $30,000 owed to these individuals for services rendered during the period July 1, 2000 to December 31, 2000. No amounts were ascribed to services provided by these individuals prior to January 1, 2000 as we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by these individuals was insignificant during these periods.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly payments of $3,500. Total rent paid under this agreement (which is currently on a month to month basis) during the three and nine months ended September 30, 2001 and 2000, and the period March 4, 1999 (date of incorporation) to September 30, 2001, was $10,500, $31,500, $10,500, $31,500 and $105,000, respectively.

During the period March 4, 1999 (date of incorporation) to September 30, 2001, we issued 1,643,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:

Description of Service                        Value of Service       Share Price    Shares Issued     Date Issued
Website Design                                        $32,000           $0.10            320,000          12/2/99
Equipment Appraisal                                    28,800           $0.10            288,000          12/2/99
Search for Joint Venture Partners                      23,500           $0.10            235,000          12/2/99
Consulting Services provided to the Company
  during July 1, 2000 to June 30, 2001                 40,000           $0.10            400,000          7/15/01
Consulting Services provided to the Company
  during the quarter ended September 30, 2001          40,000           $0.10            400,000          9/26/01
           Totals                                    $164,300                          1,643,000

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000, and the financial statements as of and for the three and nine months ended September 30, 2001 and 2000 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, we have no assets.

RESULTS OF OPERATIONS

Three months ended 9/30/01 vs. 9/30/00

During the three months ended September 30, 2001 and 2000, we generated revenues of approximately $4,200 and $34,200, respectively. This decrease of approximately $30,000 resulted substantially from the completion of the consulting contract with a China-based company during the quarter ended September 30, 2001. As of the date of this report, no new contracts have been successfully negotiated.

During the three months ended September 30, 2001 and 2000, we incurred total expenses of approximately $125,700 and $66,900, respectively. These expenses consisted substantially of consulting and professional fees of approximately $111,000 during the three months ended September 30, 2001, and officer and director compensation and consulting and professional fees of approximately $30,000 and $26,000, respectively, during the three months ended September 30, 2000.

During the three months ended September 30, 2001, consulting and professional fees were approximately $84,300 higher than the corresponding period of the preceding year. This increase resulted substantially from $61,409 of additional consulting fees. Officer and director compensation increased from $30,000 for the three months ended September 30, 2000 to $40,000 for the three months ended September 30, 2001. As consideration for such services rendered during the first nine months of 2000, we issued 600,000 shares of our common stock to these individuals and accrued $30,000 of expenses. The $60,000 arising from this stock issuance was recorded during the quarter ended June 30, 2000 and the remaining $30,000 was expensed during the quarter ended September 30, 2000. During the first nine months of 2001, we issued 1,000,000 shares of our common stock to these individuals. The $100,000 arising from this stock issuance was recorded during the quarter ended September 30, 2001.

Nine months ended 9/30/01 vs. 9/30/00

During the nine months ended September 30, 2001 and 2000, we generated revenues of approximately $41,200 and $36,100, respectively. This increase of approximately $5,100 resulted substantially from certain consulting services we began providing to a Chinese entity in July 2000. During the nine months ended September 30, 2001 and 2000, we incurred total expenses of approximately $200,000 and $163,000, respectively. These expenses consisted substantially of consulting and professional fees of approximately $113,100 and director compensation of $40,000 during the nine months ended September 30, 2001, and officer and director compensation of $90,000 during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, consulting and professional fees were approximately $79,200 higher than the corresponding period of the preceding year. This increase resulted substantially from $60,000 of additional consulting fees. Officer and director compensation declined from $90,000 for the nine months ended September 30, 2000 to $40,000 for the nine months ended September 30, 2001. As consideration for such services rendered during the first nine months of 2000, we issued 600,000 shares of our common stock to these individuals and accrued $30,000 of expenses. The $60,000 arising from this stock issuance was recorded during the quarter ended June 30, 2000 and the remaining $30,000 was expensed during the quarter ended September 30, 2000. During the first nine months of 2001, we issued 1,000,000 shares of our common stock to these individuals. The $100,000 arising from this stock issuance was recorded during the quarter ended September 30, 2001.

Since Inception

Since our inception we have incurred cumulative revenues and expenses of approximately $91,800 and $604,000, respectively, resulting in a cumulative net loss of approximately $512,200. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $244,300 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $30,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses which have and/or will require the expenditure of cash of approximately $330,000. These expenses have and/or will be funded by the aforementioned consulting revenues or $278,600 in proceeds we received from sales of our common stock.

Liquidity

At September 30, 2001, we had $32,365 in cash. We anticipate that we have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. However, unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan. We expect to continue to receive income from the provision of consulting services. These funds will also help us pay our bills when they become due, but are not likely to be sufficient to fund our business plan.

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

     NONE

Item 3. Defaults Upon Senior Securities

     NONE

Item 4. Submission of Matters to a Vote of Securities Holders

     NONE

Item 5. Other Information

     In July 2001, the Company completed the final consulting contract with the Chinese Building Material Institute. No additional contract has been awarded at the moment. Furthermore, at quarter end, the Joint Venture project with the Shenzhen Company had not been finalized yet. At the end of August 2001, the Company's board of directors decided not to continue with efforts to obtain the Joint Venture project, but instead to concentrate on finding a Business Combination with a Target Business which we consider to have significant growth potential. Since the completion of the consulting contract with the Chinese Building Material Institute, we have neither engaged in any operations nor generated any revenue. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by additional operating losses, if any, of the Target Business with which we may effectuate a Business Combination.

Item 6. Exhibits and Reports on Form 8-K

     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE      TITLE                                   DATE
Annette Shaw   Director, Chief Executive Officer       November 14, 2001