Form 10KSB
period 2001-12-31
AVIC TECHNOLOGIES LTD
filed 2002-03-27
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2001

                        Commission file number 000-32477

                              AVIC TECHNOLOGIES LTD
        (exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   98-0212726
                        (IRS Employer Identification No.)

     Suite 600, 445 St-Francis Xavier St., Montreal, Quebec, Canada H2Y 2T1
                    (Address of principal executive offices)

                                 (514) 844-3510
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
Registrant: $1,066,500.00

As of December 31, 2001, the Registrant had 13,221,000 shares of its Common Stock outstanding.

ITEM 1. BUSINESS

(a) Business Development

         Avic   Technologies   Ltd.  (the  "Company"  or  "Avic"),   a  Delaware
corporation, was incorporated on March 4, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets that is not in the ordinary course of business.

(b) Business of Issuer

         Initially, the main business goal of Avic was to provide technical services, offering small and medium sized contractors access to our expertise in the construction industry, and to enter into the manufacture of window frames in China. The Company later established an office in Beijing, China, and the success of the venture was dependent on concluding a joint venture agreement with Shenzhen Li Zheng Industrial Ltd., of Shenzhen, Guangdong.

         Unfortunately this joint venture was never realized, and on December, 2001, the Board of Directors of Avic decided to close its China operations and re-orient the business goal of the Company elsewhere.

         Currently, the Company has no business and is actively seeking new ventures. There can be no assurance such ventures will be found or that the necessary funding to finance any new business venture will be obtained.

Employees

         We currently have two full time employees, one of whom is also senior management. One is in charge of sales and marketing activities & the other is a director of engineering and research and development. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

         The  Company   maintains  its  corporate  offices  at  Suite  600,  445
St-Francis Xavier Montreal, Quebec, Canada where we have approximately 500 square feet at a monthly rental of US $3,500.00 including all utilities, secretary services and applicable taxes. We are looking into reducing this monthly cost.

ITEM 3. LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

         (a) Market Information

         The common shares of the Company commenced quotation the NASD Bulletin Board on August 24, 2001, under the ticker symbol AVIC.

         Market data as at December 31, 2001.

         Historical        High         $0.35
                           Low          $0.05
                           Close at     $0.15

         (b) Holders

         As of December 31, 2001, the Registrant had 13,221,000 shares of its Common Stock outstanding, held by approximately sixty five shareholders of record.

         Of the 13,221,000 shares of common stock outstanding of which 6,110,000 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         As at December 31, 2001, the Company had no warrants issued and outstanding.

(c) Dividends

         The Company has had insignificant earnings to date, and no dividends have been declared to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

(d) Recent Sale of Unregistered Securities

         None

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Selected Financial Data

         The following selected financial data for the year ending December 31, 2001 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data


                                                               From Year Ending
                                            12/31/01                                    12/31/00
                                           ---------                                    --------
Net Revenues                               $ 41,371                                     $ 50,563
Total Expenses                             $206,153                                     $211,674
Income Taxes                                  -0-                                          -0-
Net Loss                                  ($164,782)                                   ($161,111)
Loss Per Share                               ($0.01)                                      ($0.01)

Balance Sheet Data


                                   December 31,2001

Working Capital Deficit              $  (40,513)
Total Assets                         $   15,170
Total Liabilities                    $   55,683
Stockholders' Equity                 $  (40,513)


         The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, availability of the Product and our ability to market our product.

         As described above, initially our main business purpose was to provide our technical expertise in the fiberglass window industry as consultants to small and medium building contractors, and establishing joint ventures in the production and marketing of fiberglass window frames in China. We are now inactive and are seeking a new venture.

Revenues and Cash Position

         During the year ended December 31, 2001, we had consulting and interest income of $41,371 compared to $50,563 and a net loss of $161,111 for the year ended December 31, 2000. All our consulting revenues resulted from services provided by two of our stockholders on our behalf to one customer in China. This contract was completed as of December 31, 2001.

         As of December 31, 2001, our cash position was $15,170 compared to $77,957 as of December 31, 2000.

Operating Expenses and Net Loss

         Our average  monthly  expenses  during the year ended December 31, 2001 approximated US$17,000, and included rent, employee salaries, management salaries, office overhead, consultant and professional fees, travel, business entertainment, equipment, and insurance. However, senior management has waived a major portion of their salary incurred to date, representing approximately US$10,000 per month and intends to do so as long as the Company is not earning any revenues from its core business.

         Officer and director compensation expenses were $35,000 for the year ended December 31, 2001 compared to $90,000 for the year ended December 31, 2000. The decrease of $55,000 in officer and director compensation expenses is due to the cut back in management work for finding a partner to go after the Chinese Joint Venture Project.

         The major part of our expenditures in 2001, representing approximately 48% of our total expenses, resulted from the payment of professional and consulting fees. Professional and consulting fees were $110,245 for the year end 2001 compared to $58,772; the change in which was a result of the timing of services performed. The balance of our expenses were used primarily to finalize the listing of our common shares on the NASD OTC Bulletin Board.

         We currently rent a 500 sq. ft. of space for our offices in Suite 600, 445 Rue Saint-Francois-Xavier. under a month to month arrangement, costing US $3,500 per month. We are looking into reducing this monthly cost.

         During the year ending December 31, 2001, the Company incurred an operating loss of US$164,782 and as of such date, we have a deficit accumulated during the development stage of US$518,224.

         Loss per share was $0.01 for the years ended December 31, 2001 and 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age                 Position

Annette Shaw                    48                 President and Director

Victor Sun                      59                 Vice President and Director

Officers and directors

Ms. Annette Shaw, President & Director

         Ms. Shaw has worked both in the private and public sectors, and has held various management positions. In 1990, she established the groundwork for this company by forming her own business to develop and finance projects in the Far East. From 1992 to 1997 she worked for the Planned Parenthood Ass. of San Mateo County as manager of claims processing, while still developing her Far East interests. She has established strong and close relationships with many contacts in both the private and government sectors in China and Taiwan. This extensive experience and entrepreneurial spirit is the basis for our development and potential implementation of joint ventures and strategic partnerships. From 1997 to early 1999, she was the Chairman and CEO of Sino-Canadian Resources Ltd., a non-reporting Bulletin Board company seeking to develop gold mining in China. Ms. Shaw has a BA in Business Administration from University of Windsor, Ontario, Canada in 1979.

Mr. Victor Sun, Vice President & Director

         Mr. Sun is a Professional Engineer with over 28 years of engineering and management experience. Mr. Sun was with Lafarge Cement for 14 years, from August 1971 to September 1986, where he directed the design of control and automation systems for all new and rehabilitation projects. In the late 1970's, he initiated the cement consulting market in China for Lafarge Consultants with the Fa Yuan project and established a co-operative relationship with a major cement design and research institute in China. He worked for Monenco Agra from Sept 1987 to August 1997 as the instrumentation discipline engineer of the Hibernia Off Shore Platform Project. From 1996 to 1999, he served as Vice President of Asia Pacific Concrete Inc. (Calgary exchange: symbol AFI), of Calgary, Alberta, a business involved in development with Chinese partners of cement and concrete projects in China. His experience in developing business with China's cement industry dates back 18 years while being employed by Lafarge. Since helping establish the China Pacific Industrial Corporation(CPIC), a private investment company with holdings in Canada and China, he has continued to establish relations with contacts in China and has been instrumental in developing CPIC's potential joint venture projects.

         Directors   serve  until  not   re-elected  at  an  annual  meeting  of
shareholders.

Indemnification of Directors and Officers

         Section 145 of the Delaware General Corporation Law, as amended, authorizes the Company to indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being a director or officer of the Company if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Certificate of Incorporation contains provisions relating to the indemnification of director and officers and the Company's By-Laws extends such indemnities to the full extent permitted by Delaware law.

         The Company may also purchase and maintain insurance for the benefit of any director or officer which may cover claims for which the Company could not indemnify such persons.

Compensation of Directors

         Directors are each to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2001, none of the above honorarium been issued.

ITEM 10. EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS


                           SUMMARY COMPENSATION TABLE

Name and                                                               Other              Long-term
Principal Position         Year(1)         Salary       Bonus       Compensation    Compensation:Options
------------------         ------          ------       -----       ------------     --------------------

Annette Shaw                                none        none            none                 none
(President)


(1) Covers the period from January 1, 2001 to the fiscal year end on December 31, 2001.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         Directors are to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2001, none of the above honorarium has been paid.

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         None.

(h) Report on Re-pricings of Options/SARs

         None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending December 31, 2001, all the directors and officers filed the requisite Forms 3 and Forms 4.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2001 regarding the beneficial ownership of the Company's Common Stock, $0.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

                                Number of
Name                            shares owned
                                beneficially        % of total
                                -------------       -------------------

Annette Shaw                    4,700,000                35.5

Victor Sun                      1,020,000                 7.7

All Directors and Officers      5,620,000                43.2
(two persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Pages F-8 and 9, Note E of our audited financial statements for a listing of related party transactions

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements
         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.
2.  Not Applicable.

(b) Reports on Form 8-K         None.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                       Financial Statements as of and for
                              various periods ended
                           December 31, 2001 and 2000,
                                       and
                          Independent Auditors' Report

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                                                         Pages

Independent Auditors' Reports                                                                             F-2

Financial Statements:

     Balance Sheet as of December 31, 2001                                                                F-3

     Statements of Operations for the years ended December 31, 2001 and 2000,
     and for the period March 4, 1999 (date of incorporation) to December 31, 2001                        F-4

     Statements of Stockholders' Equity (Deficit) for the years ended December
     2001 and 2000, and for the period March 4, 1999 (date of incorporation) to
     December 31, 1999                                                                                    F-5

     Statements of Cash Flows for the years ended December 31, 2001 and 2000, and for the period March 4, 1999 (date of incorporation) to December 31,
      2001                                                                                                F-6

     Notes to Financial Statements                                                                        F-7


                  [Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Avic Technologies Ltd.:

We have audited the accompanying balance sheet of Avic Technologies Ltd. (the "Company"), a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and for the period March 4, 1999 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period March 4, 1999 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and has suffered recurring net losses. In addition, the Company will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             /s/Kingery, Crouse, & Hohl, P.A.
                             Kingery, Crouse, & Hohl, P.A.

March 2, 2002
Tampa, FL



                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                      BALANCE SHEET AS OF DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

    Cash and cash equivalents                                                                                              $ 15,170
                                                                                                                      --------------

TOTAL                                                                                                                      $ 15,170
                                                                                                                      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
    Accrued and other liabilities                                                                                          $ 43,183
    Note payable to stockholder                                                                                              10,000
    Advance from stockholder                                                                                                  2,500
                                                                                                                      --------------
         Total liabilities                                                                                                   55,683
                                                                                                                      --------------

STOCKHOLDERS' DEFICIT:
    Common stock - $.0001 par value: 50,000,000 shares authorized;
         13,221,000 shares issued and outstanding                                                                             1,322
    Additional paid-in capital                                                                                              476,389
    Deficit accumulated during the development stage                                                                      (518,224)
                                                                                                                      --------------

       Total stockholders' deficit
                                                                                                                           (40,513)
                                                                                                                      --------------

TOTAL                                                                                                                      $ 15,170
                                                                                                                      ==============
------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    For the period
                                                                                                                    March 4, 1999
                                                              For the year ended        For the year ended             (date of
                                                                 December 31,              December 31,           incorporation) to
                                                                     2001                      2000                   December 31,
                                                                                                                          2001
                                                             --------------------     ----------------------    --------------------

REVENUES:
   Consulting                                                   $   38,850                 $   47,694                $    86,544
   Interest                                                          2,521                      2,869                      5,390
                                                             --------------------     ----------------------    --------------------
         Total revenues                                             41,371                     50,563                     91,934
                                                             --------------------     ----------------------    --------------------
EXPENSES (substantially all related party):
   Officer and director compensation                                35,000                     90,000                    125,000
   Professional and consulting fees                                110,245                     58,772                    281,069
   Website design                                                        -                          -                     32,000
   Rent                                                             42,000                     42,000                    115,500
   Other                                                            18,908                     20,902                     56,589
                                                             --------------------     ----------------------    --------------------
         Total expenses                                            206,153                    211,674                    610,158
                                                             --------------------     ----------------------    --------------------
NET LOSS                                                       $  (164,782)               $  (161,111)              $   (518,224)
                                                             ====================     ======================    ====================
NET LOSS PER SHARE - Basic and diluted                         $      (.01)               $      (.01)              $       (.04)
                                                             ====================     ======================    ====================
Weighted average number of shares outstanding                   12,549,200                 11,973,500                 11,586,000
                                                             ====================     ======================    ====================
------------------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                   Common Stock               Additional
                                               -----------------------         Paid-in        Subscription
                                              Shares          Par Value        Capital         Receivable
                                           -------------     ------------    ------------     --------------
Balances, March 4, 1999 (date of
  incorporation)                              $    -            $    -         $   -            $    -
Proceeds from the issuance of common stock:
     At $0.0001 per share                     8,000,000             800
     At $0.10                                 2,778,000             278         277,522           (2,980)

Stock issuance costs                                                            (45,189)

Issuance of common stock in
  exchange for services rendered                843,000              84          84,216

Net loss for the period March 4, 1999
  (date of incorporation) to December
  31, 1999
                                            -------------     ------------    ------------     --------------
Balances, December 31, 1999                  11,621,000           1,162         316,549           (2,980)

Issuance of common stock in
  exchange for services rendered                600,000              60          59,940

Collection of subscription receivable                                                              2,980

Net loss for the year ended
  December 31, 2000
                                            -------------     ------------    ------------     --------------
Balances, December 31, 2000                  12,221,000           1,222         376,489               -

Issuance of common stock in
  exchange for services rendered              1,000,000             100          99,900

Net loss for the year ended
  December 31, 2001
                                            -------------     ------------    ------------     --------------
Balances, December 31, 2001                  13,221,000         $ 1,322        $476,389           $    -
                                            =============     ============    ============     ==============


See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONT.

                                                Deficit
                                              Accumulated
                                               During the
                                               Development
                                                  Stage             Total
                                               -------------     -----------

Balances, March 4, 1999 (date of
Incorporation)                                   $      -         $     -

Proceeds from the issuance of
  common stock:
     At $0.0001 per share                                              800
     At $0.10                                                      274,820

Stock issuance costs                                               (45,189)

Issuance of common stock in
  exchange for services rendered                                    84,300

Net loss for the period March 4, 1999
 (date of incorporation) to December
 31, 1999                                         (192,331)       (192,331)
                                               -------------     -----------
Balances, December 31, 1999                       (192,331)        122,400

Issuance of common stock in
 exchange for servcies rendered                                     60,000

Collection of subscription receivable                                2,980

Net loss for the year ended
 December 31, 2000                                (161,111)       (161,111)
                                               --------------    ------------
Balances, December 31, 2000                       (353,442)         24,269

Issuance of common stock in
 exchange for services rendered                                    100,000

Net loss for the year ended
 December 31, 2001                                 (164,782)      (164,782)

Balances, December 31, 2001                       $(518,224)     $ (40,513)
                                              ================   ============

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                                 For the period
                                                                                                                 March 4, 1999
                                                                        For the                  For the         (date of
                                                                      year ended                year ended        incorporation) to
                                                                      December 31,              December 31,         December 31,
                                                                         2001                     2000                  2001
                                                                 ---------------------    --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                      $ (164,782)             $  (161,111)            $  (518,224)
        Adjustments reconcile net loss to net cash used
           in operating activities:
        Stock based compensation and consulting                          100,000                   60,000                 244,300
        Decrease (increase) in accounts receivable                         7,392                   (7,392)                      -
       (Decrease) increase in accrued and other liabilities              (15,397)                  58,580                  43,183
                                                                 ---------------------    --------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (72,787)                 (49,923)               (230,741)
                                                                 ---------------------    --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Loan made                                                              -                        -                 (25,000)
        Repayment of loan                                                      -                   15,000                  25,000
                                                                 ---------------------    --------------------    ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      -                   15,000                       -
                                                                 ---------------------    --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Loans from stockholders                                           10,000                   20,146                  30,146
        Advance from stockholder                                               -                        -                   2,500
        Repayments of loans from stockholders                                  -                  (20,146)                (20,146)
        Cash paid for stock issuance costs                                     -                        -                 (45,189)
        Proceeds from the issuance of common stock                             -                    2,980                 278,600
                                                                 ---------------------    --------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,000                    2,980                 245,911
                                                                 ---------------------    --------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                           (62,787)                 (31,943)                 15,170

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                 77,957                  109,900                       -
                                                                 ---------------------    --------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  15,170              $    77,957              $   15,170
                                                                 =====================    ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid (no income taxes paid)                   $      -              $       460              $        -
                                                                 =====================    ====================    ==================

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from those estimates.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $518,000 for the period March 4, 1999 (date of incorporation) to December 31, 2001, and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to secure additional financing, which may include borrowings from current stockholders, however there is no assurance that we will be successful in these efforts. In the event we are unable to secure additional financing, we may seek alternative funding sources, and may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C  - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2001, we had net operating loss carryforwards of approximately $393,000 for income tax purposes. These carryforwards expire in various years through the year ended December 31, 2021. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

Temporary differences arise primarily from certain accrued liabilities which are not deductible for income tax purposes until they are paid.

NOTE D  - NET LOSS PER SHARE

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

NOTE E - RELATED PARTY TRANSACTIONS

On May 11, 2001 our registrations statement with Securities and Exchange Commission to allow various stockholders to offer to sell 6,565,000 shares of the common stock they own in our company was declared effective. We paid all expenses associated with the registration of the shares and printing of the prospectus.

In December 2001, we borrowed approximately $10,000 from a stockholder. The note, which is unsecured and accrues interest at the rate of 12% annum, is due along with all accrued interest on December 8, 2002. One of our directors has guaranteed repayment of this obligation. In addition, during the year ended December 31, 2000 we borrowed and repaid loans totaling $20,000 from two of our stockholders.

During the years ended December 31, 2001 and 2000, we incurred consulting fees of $27,750 and $24,960 respectively from two of our shareholders (one of whom is one of our officers and directors). At December 31, 2001, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly payments of $3,500. Total rent paid under this agreement (which is currently on a month to month basis) during each of the periods included in the accompanying statements of operations was $42,000, $42,000 and $115,500, respectively.

During the years ended December 31, 2001 and 2000, we recognized $35,000 and $90,000, respectively of officer and director compensation. We believe these amounts represent the fair value of the services provided to us by our officers during these years. We satisfied $100,000 of the related accrued compensation by issuing 400,000 and 600,000 shares of our common stock during the respective years ended December 31, 2001 and 2000 (the fair market value of $.010 assigned to these shares was based on the latest sales price of our stock.). No amounts were ascribed to services provided by these individuals prior to January 1, 2000 as, during this period, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of their services was not significant during the period March 4, 1999 (date of incorporation) to December 31, 1999.

The advance from stockholder included in the accompanying balance sheet is unsecured, non-interest bearing and due on demand.

In addition to the officer and director stock based compensation, during the period March 4, 1999 (date of incorporation) to December 31, 2001, we issued 1,443,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:


                                                                                               Date
Description of Service                 Value of Service     Share Price    Shares Issued      Issued

Website Design                             $  32,000           $0.10           320,000        12/2/99
Equipment Appraisal                           28,800           $0.10           288,000        12/2/99
Search for Joint Venture Partners             23,500           $0.10           235,000        12/2/99
Promotion and Capital Raising Services        40,000           $0.10           400,000        9/26/01
Capital and Joint Venture Assistance          20,000           $.010           200,000        9/26/01
                                           ------------      -----------     -----------    ----------
Totals                                      $144,300                         1,443,000
                                           ============      ===========     ===========    ==========

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Annette Shaw
Annette Shaw                    Director, Chairman         Date: March 25, 2002
                                President


/s/Victor Sun
Victor Sun                      Director                   Date: March 25, 2002