Form 10QSB
period 2002-03-31
AVIC TECHNOLOGIES LTD
filed 2002-05-15
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
          Act for the transition period from _________ to _________ .

                         Commission File Number: 0-32477

                             AVIC TECHNOLOGIES LTD.
               (Exact name of registrant as specified in charter)

                    DELAWARE                                 98-0212726
         (State of or other jurisdiction of             IRS Employer I.D. No.)
           incorporation or organization)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2002.

13,221,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB



        --------------------------------------------------------------------------------- -----------------------------------------
        PART I. FINANCIAL INFORMATION                                                                                         Page
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 1. Financial Statements (unaudited)
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
             Balance Sheets as of March 31, 2002 and December 31, 2001                                                           3
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
             Statements of Operations for the three months ended March 31, 2002 and 2001, and the period March 4, 1999 (date of incorporation) to
        March 31, 2002
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
             Statement of Stockholders' Deficit for the three months ended March 31,                                             5
        2002
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
             Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and the period March 4, 1999 (date of incorporation) to
        March 31, 2002
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
             Notes to Financial Statements                                                                                       7
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations (including cautionary statement)                                                                           9
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        PART II. OTHER INFORMATION
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 1. Legal Proceedings                                                                                               10
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 2. Changes in Securities                                                                                           10
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 3. Defaults Upon Senior Securities                                                                                 10
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 4. Submission of Matters to a Vote of Securities Holders                                                           10
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 5. Other Information                                                                                               11
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Item 6. Exhibits and Reports on Form 8-K                                                                                11
        --------------------------------------------------------------------------------- -----------------------------------------
        --------------------------------------------------------------------------------- -----------------------------------------
        Signatures                                                                                                              11
        --------------------------------------------------------------------------------- -----------------------------------------


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                                          March 31,
                                                                                            2002               December
ASSETS                                                                                  (unaudited)            31, 2001
------                                                                                 ---------------    ---------------
  Cash and cash equivalents                                                                 $   1,466         $   15,170
                                                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued and other liabilities                                                             $  40,761          $  43,183
  Note payable to stockholder                                                                  10,000             10,000
  Advance from stockholder                                                                      2,500              2,500
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------
      Total liabilities                                                                        53,261             55,683
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------

STOCKHOLDERS' EQUITY:
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
       13,221,000 shares issued and outstanding                                                 1,322              1,322
   Additional paid-in capital                                                                 476,389            476,389
   Deficit accumulated during the development stage                                         (529,506)          (518,224)
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------
       Total stockholders' equity                                                                               (40,513)
                                                                                             (51,795)
                                                                                       ---------------    ---------------
                                                                                       ---------------    ---------------

TOTAL                                                                                      $   1,466           $  15,170
                                                                                       ===============    ===============

     SEE NOTES TO FINANCIAL STATEMENTS.

                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the             For the             For the Period
                                                 three               three              March 4, 1999
                                                 months               months               (date of
                                                 ended               ended              incorporation)
                                                March 31,           March 31,           to March 31,
                                                  2002               2001                   2002

                                             ---------------     ----------------    -------------------
REVENUES:
   Consulting                                       $     -             $ 19,740             $   86,544
   Interest income                                        -                1,074                  5,390
                                             ---------------     ----------------    -------------------
                                             ---------------     ----------------    -------------------
         Total revenues                                   -               20,814                 91,934
                                             ---------------     ----------------    -------------------

EXPENSES:
   Officer and director compensation                      -                    -                125,000
   Consulting and professional fees                     701               23,744                281,770
   Website design                                         -                    -                 32,000
   Occupancy                                         10,500               10,500                126,000
   Other                                                 81                4,196                 56,670
                                             ---------------     ----------------    -------------------
       Total expenses                                11,282               38,440                621,440
                                             ---------------     ----------------    -------------------
                                             ---------------     ----------------    -------------------

NET LOSS                                         $ (11,282)           $ (17,626)           $  (529,506)
                                             ===============     ================    ===================
                                             ===============     ================    ===================

Net Loss Per  Share-
       Basic and Diluted                          $  (0.00)            $  (0.00)            $    (0.04)
                                             ===============     ================    ===================
                                             ===============     ================    ===================

Weighted Average Number of
    Shares Outstanding                           13,221,000           12,221,000             11,768,811
                                             ===============     ================    ===================

                   SEE NOTES TO FINANCIAL STATEMENTS.


                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2002
                                   (Unaudited)





                                                                                                   Deficit
                                                  Common Stock                                   Accumulated
                                           -- ---------------------- -----      Additional       During the
                                           -------------- -- -------------      Paid-In          Development
                                              Shares            Amount          Capital             Stage               Total
                                           --------------    -------------   --------------    -----------------    --------------
                                           --------------                    --------------    -----------------    --------------

Balances, December 31, 2001                   13,221,000          $ 1,322         $476,389          $ (518,224)         $(40,513)

Net Loss                                                                                               (11,282)          (11,282)
                                           --------------    -------------   --------------    -----------------    --------------
                                           --------------    -------------   --------------    -----------------    --------------

Balances, March 31, 2002                      13,221,000          $ 1,322         $476,389          $ (529,506)         $(51,795)
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


SEE NOTES TO FINANCIAL STATEMENTS.

                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For the period
                                                                    For the                  For the              January 5, 1999
                                                                  three months             three months              (date of
                                                                  months ended           ended March 31,         incorporation) to
                                                                 March 31, 2002                2001               March 31, 2002
                                                               ------------------- ---- -------------------     --------------------
                                                               ------------------- ---- -------------------     --------------------

Cash Flows From Operating Activities:
   Net loss                                                          $   (11,282)             $   (17,626)            $   (529,506)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
        Stock based compensation                                                -                        -                  244,300
        Non-cash rent expense                                               3,500                                             3,500
        Increase in accounts receivable                                         -                  (6,258)                        -
        Increase in accrued and other liabilities                         (5,922)                   18,502                   37,261
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------
                                                                         (13,704)                  (5,382)
Net Cash Used In Operating Activities                                                                                     (244,445)
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Cash Flows From Investing Activities:
   Loan made                                                                    -                        -                 (25,000)
   Repayment of loan                                                            -                        -
                                                                                                                            25,000
                                                               -------------------      -------------------     --------------------

Net Cash Provided By Investing activities                                       -                        -                        -
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Cash Flows From Financing Activities
   Loans from stockholders                                                      -                        -                   30,146
   Advance from stockholder                                                     -                        -                    2,500
   Repayments of loans from stockholders                                        -                        -                 (20,146)
   Cash paid for stock issuance costs                                           -                        -                 (45,189)
   Proceeds from the issuance of common stock                                   -                        -                  278,600
                                                               -------------------      -------------------     --------------------
                                                                                                         -
Net Cash Provided by Financing Activities                                                                                   245,911
                                                                                -
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Net Increase (decrease) In Cash and Cash
    Equivalents                                                          (13,704)                  (5,382)                    1,466

Cash and Cash Equivalents at Beginning
    of Period                                                              15,170                   77,957                        -
                                                               -------------------      -------------------     --------------------
                                                               -------------------      -------------------     --------------------

Cash and Cash Equivalents at End of
    Period                                                            $     1,466               $   72,575              $     1,466
                                                               ===================      ===================     ====================
                                                               ===================      ===================     ====================

Supplemental disclosure of cash flow information:

Cash Paid For:
   Interest                                                              $      0               $        0              $        0
                                                               ===================      ===================     ====================
                                                               ===================      ===================     ====================
   Income Taxes                                                          $      0               $        0              $        0
                                                               ===================      ===================     ====================


SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form SB-2/A.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $530,000 for the period March 4, 1999 (date of incorporation) to March 31, 2002, and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to secure additional financing, which may include borrowings from current stockholders, however there is no assurance that we will be successful in these efforts. In the event we are unable to secure additional financing, we may seek alternative funding sources, and may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C  - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2002, we had net operating loss carryforwards of approximately $389,000 for income tax purposes. These carryforwards expire in various years through the period ended March 31, 2022. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

Temporary differences arise primarily from certain accrued liabilities that are not deductible for income tax purposes until they are paid.

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

During the three months ended March 31, 2002 and 2001, we incurred consulting fees of $0 and $14,000 respectively from two of our shareholders (one of whom is one of our officers and directors). At March 31, 2002, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly payments of $3,500. Total rent under this agreement (which is currently on a month to month basis) during each of the periods included in the accompanying statements of operations was $10,500, $10,500 and $126,000, respectively. In connection with this arrangement, our landlord has agreed to accept payment in the form of 100,000 shares of our common stock for the period March 1, 2002 to June 30, 2002. These shares were issued in April 2002. As such, the March 31, 2002 statement of operations includes $3,500 of non-cash rent expense.

During the years ended December 31, 2001 and 2000, we recognized $35,000 and $90,000, respectively of officer and director compensation. We believe these amounts represent the fair value of the services provided to us by our officers during these years. We satisfied $100,000 of the related accrued compensation by issuing 400,000 and 600,000 shares of our common stock during the respective years ended December 31, 2001 and 2000 (the fair market value of $.010 assigned to these shares was based on the latest sales price of our stock). No amounts were ascribed to services provided by these individuals prior to January 1, 2000 and during the three months ended March 31, 2002 as, during these periods, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of their services was not significant during these periods.

The advance from stockholder included in the accompanying balance sheet is unsecured, non-interest bearing and due on demand.

In addition to the officer and director stock based compensation, during the period March 4, 1999 (date of incorporation) to March 31, 2002, we issued 1,443,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:


------------------------------------------------- --------------------- ------------------ ------------------- ----------------
             Description of Service                 Value of Service       Share Price       Shares Issued       Date Issued
             ----------------------                 ----------------       -----------       -------------       -----------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------

------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------

Website Design                                          $ 32,000              $0.10              320,000           12/2/99
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
Equipment Appraisal                                     $ 28,800              $0.10              288,000           12/2/99
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
Search for Joint Venture Partners                       $ 23,500              $0.10              235,000           12/2/99
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
Promotion and Capital Raising Services                  $ 40,000              $0.10              400,000           9/26/01
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
Capital and Joint Venture Assistance                    $ 20,000              $0.10              200,000           9/26/01
                                                        --------                           -     -------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------

------------------------------------------------- --------------------- ------------------ ------------------- ----------------
------------------------------------------------- --------------------- ------------------ ------------------- ----------------
Totals                                                  $144,300                               1,443,000
                                                        ========                               =========
------------------------------------------------- --------------------- ------------------ ------------------- ----------------

-------------------------------------------------------------------------------------------------------------------


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001, and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 10, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, we have no assets.

Three months ended 3/31/02 vs. 3/31/01

During the three months ended March 31, 2002 and 2001, we generated revenues of approximately $0 and $20,800, respectively. This decrease of approximately $20,800 resulted from the termination of our consulting services to a Chinese entity in September 2001.

During the three months ended March 31, 2002 and 2001, we incurred total expenses of approximately $11,300 and $38,400, respectively. These expenses consisted substantially of rent expense of $10,500 during each of the
three-month   periods  ended  March  31,  2002  and  2001,  and  consulting  and professional fees of approximately $23,700 during the three months ended March 31, 2001. During the three months ended March 31, 2002, consulting and professional fees were approximately $23,000 lower than the corresponding period of the preceding year. This decrease resulted because we were not incurring expenses related to the consulting services provided to the aforementioned Chinese entity. In addition, first quarter 2001 consulting and professional fees include legal and accounting expenses of approximately $9,600 resulting from our efforts to register certain shares of our stock. We did not record Officer and director compensation for the three months ended March 31, 2002 and March 31, 2001 because services provided by our management were negligible during these respective periods.

Since our inception we have incurred cumulative revenues and expenses of approximately $91,900 and $621,400, respectively resulting in a cumulative net loss of approximately $529,500. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $247,800 of the expenses were satisfied by the issuance of our common stock (including $3,500 of rent for which the shares were issued in April 2002). In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $348,600. Most of these expenses were funded by $278,600 in proceeds we received from sales of our common stock.

Liquidity

At the end of the quarter, on March 31, 2002, we have $1,466 in cash. We do not have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

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


-------------------------------------- ------------------------------------------ -----------------------------------
SIGNATURE                              TITLE                                      DATE
-------------------------------------- ------------------------------------------ -----------------------------------
-------------------------------------- ------------------------------------------ -----------------------------------
Annette Shaw                           Director, Chief Executive Officer          April 22, 2002
-------------------------------------- ------------------------------------------ -----------------------------------