Form 10QSB
period 2002-09-30
AVIC TECHNOLOGIES LTD
filed 2002-11-18
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

           (X) Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2002.

                            15,221,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheets as of September 30, 2002 and December 31, 2001                   3

        Statements of Operations for the three and nine months ended September
        30,   2002  and  2001,   and  the  period   March  4,  1999  (date  of
        incorporation) to September 30, 2002                                            4

        Statement of Stockholders'  Deficit for the nine months ended September 30,
        2002                                                                            5

        Statements of Cash Flows for the three and nine months ended September
        30,   2002  and  2001,   and  the  period   March  4,  1999  (date  of
        incorporation) to September 30, 2002                                            6

        Notes to Financial Statements                                                   7

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations (including cautionary statement)                                  12

Item 3. Controls and Procedures                                                         12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               13

Item 2. Changes in Securities                                                           13

Item 3. Defaults Upon Senior Securities                                                 13

Item 4. Submission of Matters to a Vote of Securities Holders                           13

Item 5. Other Information                                                               13

Item 6. Exhibits and Reports on Form 8-K                                                13

Signatures                                                                              13

PART I - FINANCIAL INFORMATION

Item 1.
                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                     September 30,
                                                                         2002                December 31,
                                                                      (Unaudited)                 2001
                                                                    ---------------      ----------------
ASSETS
------

Cash and cash equivalents                                             $    1,825             $   15,170
Prepaid expenses                                                          41,335                      -
                                                                    ---------------      -----------------

TOTAL                                                                 $   43,160             $   15,170
                                                                    ===============      =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued and other liabilities                                      $   40,949             $   43,183
   Note payable to stockholder                                            10,000                 10,000
   Advances from stockholder                                               5,500                  2,500
                                                                    ---------------      -----------------

        Total liabilities                                                 56,449                 55,683
                                                                    ---------------      -----------------

STOCKHOLDERS' DEFICIT:
   Common stock - $0.0001 par value; 50,000,000 shares
    authorized; 15,221,000 and 13,221,000 shares issued
    and outstanding, respectively                                          1,522                  1,322
   Additional paid-in capital                                            699,189                476,389
   Deficit accumulated during the development stage                     (714,000)              (518,224)
                                                                    ---------------      -----------------

    Total stockholders' deficit                                          (13,289)               (40,513)
                                                                    ---------------      -----------------

TOTAL                                                                 $   43,160             $   15,170
                                                                    ===============      =================

-------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                         For the        For the         For the            For the         For the Period
                                          three           nine           three              nine           March 4, 1999
                                         months          months          months             months            (date of
                                          ended          ended           ended              ended          incorporation)
                                        September    September 30,     September 30,        September       to September 30,
                                         30, 2002        2002             2001             30, 2001             2002
                                       -----------  --------------    -------------     -------------    ------------------

REVENUES:
    Consulting                         $        -    $          -     $      3,696  $         38,850     $          86,544
    Interest income                             -               -              473             2,352                 5,390
                                       -----------  --------------    -------------     -------------    ------------------

       Total revenues                           -               -            4,169            41,202                91,934
                                       -----------  --------------    -------------     -------------    ------------------

EXPENSES:
    Officer and director compensation      110,000         110,000           40,000           40,000               235,000
    Consulting and professional fees        36,852          50,605           70,554          113,108               331,674
    Website design                              -               -                 -                -                32,000
    Occupancy                               10,500          31,500           10,500           31,500               147,000
    Interest                                   900             900                -                -                   900
    Other                                    1,670           2,771            4,597           15,379                59,360
                                       -----------  --------------    -------------     -------------    ------------------

       Total expenses                      159,922         195,776          125,651          199,987               805,934
                                       -----------  ---------------   --------------    -------------    ------------------


NET LOSS                               $  (159,922) $     (195,776)   $    (121,482)    $   (158,785)    $        (714,000)
                                      ============  ===============   ==============    =============    ==================

Net Loss Per Share -
    Basic and Diluted                  $     (0.01) $        (0.01)   $       (0.01)    $      (0.01)
                                      ============= ===============   ==============    =============


 Weighted Average Number of Shares
    Outstanding                         14,612,300      13,769,000       12,519,900       12,322,800
                                      ============= ===============   ==============    =============

---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

---------------------------------------------------------------------------------------------------------------------------
                                                                                               Deficit
                                                                                             Accumulated
                                                                            Additional        During the
                                                 Common Stock                Paid-In          Development
                                          Shares              Amount         Capital             Stage             Total
                                         ------------     ------------    -------------     --------------     ------------


Balances, December 31, 2001                13,221,000       $   1,322        $ 476,389         $ (518,224)       $(40,513)

Common stock issued at $0.14 per share,
for office rental and secretarial
support                                       100,000              10           13,990                  -          14,000

Common stock issued at $0.11 per share
for office rental, secretarial support
and consulting services                       900,000              90            98,910                 -          99,000

Common stock issued at $0.11 per share
for consulting services                     1,000,000             100           109,900                 -         110,000

Net Loss                                            -               -                 -          (195,776)       (195,776)
                                         ------------     ------------    -------------     --------------     -------------

Balances, September 30, 2002               15,221,000       $   1,522         $ 699,189        $ (714,000)      $ (13,289)
                                         ============     ============    =============     ==============     =============

----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                        For the        For the      For the          For the       For the period
                                                         three           nine        three             nine         March 4, 1999
                                                         months         months       months           months          (date of
                                                         ended          ended        ended             ended        incorporation)
                                                       September      September    September         September       to September
                                                        30, 2002       30, 2002     30, 2001         30, 2001         30, 2002
                                                      ----------    ------------   ----------     ------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $ (159,922)   $  (195,776)   $(121,482)    $  (158,785)     $     (714,000)
Stock based compensation                                                             100,000          100,000
Adjustments to reconcile net loss to net cash
   used by operating activities:
       Stock based expenses                              156,333        181,666            -                -            425,965
       Decrease (increase) in accounts receivable                                      9,198            7,392                  -
       (Decrease) increase in accrued and other
             liabilities                                   2,751         (2,235)     (11,255)            5,801            40,949
                                                      -----------    -----------   ----------     ------------     --------------
NET CASH USED BY OPERATING
      ACTIVITIES                                            (838)       (16,345)     (23,539)         (45,592)          (247,086)
                                                      -----------    -----------   ----------     ------------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made                                                      -              -            -                -           (25,000)
Repayment of loan                                              -              -            -                -            25,000
                                                      -----------    -----------   ----------     ------------     --------------
NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                               -              -            -                -                 -
                                                      -----------    -----------   ----------     ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                        -              -            -                -            30,146
Advance from stockholder                                       -          3,000            -                -             5,500
Repayments of loans from stockholders                          -              -            -                -           (20,146)
Cash paid for stock issuance costs                             -              -            -                -           (45,189)
Proceeds from the issuance of common stock                     -              -            -                -           278,600
                                                      -----------    -----------   ----------     ------------     --------------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                                 -          3,000            -                -           248,911
                                                      -----------    -----------   ----------     ------------     --------------


NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                               (838)       (13,345)     (23,539)         (45,592)            1,825

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    2,663         15,170       55,904           77,957                 -
                                                      -----------    -----------   ----------     ------------     --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                     $    1,825      $   1,825   $   32,365        $  32,365        $    1,825
                                                      =============   ==========  ===========     ============     ==============

Supplemental disclosure of cash flow information:

Cash Paid For:
    Interest                                          $        -      $       -   $        -        $       -        $        -
                                                      =============   ==========  ===========     ============     ==============


    Income taxes                                      $        -      $       -   $        -        $       -        $        -
                                                      =============   ==========  ===========     ============     ==============

---------------------------------------------------------------------------------------------------------------------------------

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

     We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore our Board has decided that it is in the best interests of the shareholders to dispose of the current business and seek other opportunities in the area of environment and pollution controls. Towards this goal, we have recently reached an agreement to acquire 100% of Ecolo-Energie Inc. of Montreal, Quebec in exchange for 32,000,000 of our common shares.

     Ecolo-Energie Inc. (legally incorporated as 9117-6081 Quebec Inc.), a private Quebec Corporation, is the owner directly or indirectly of various technologies related to recycling of automotive waste materials and the production of energy there from, and patents, licenses and rights to these technologies.

     The transaction is scheduled to close by the end of calendar 2003, and is subject to shareholder and regulatory approvals. Should the transaction be consummated, current management and directors will resign in favor of new officers and directors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $714,000 for the period March 4, 1999 (date of incorporation) to September 30, 2002. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful integration of an operating business. In the interim, we hope to secure additional financing, which may include borrowings from current stockholders, however there is no assurance that we will be successful in these efforts, or our efforts to locate and merge with a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

On May 11, 2001 our registration statement with the Securities and Exchange Commission to allow various stockholders to offer to sell 6,565,000 shares of the common stock they own in our company was declared effective. We paid all expenses associated with the registration of the shares and printing of the prospectus.

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

During the three and nine months ended September 30, 2002 and 2001, we incurred consulting fees of $35,833, $47,166, $87,499 and $31,200 respectively, from three of our shareholders (one of whom is one of our officers and directors). At September 30, 2002, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly consideration of $3,500. Total rent under this agreement (which is currently on a month to month basis) during the three and nine month periods ended September 30, 2002 and 2001 was $10,500, $31,500, $10,500 and $31,500, respectively. Total rent for the period from March 4, 1999 (date of incorporation) to September 30, 2002 was $147,000. In connection with this arrangement, our landlord has agreed to accept 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002. These shares were issued in May and June 2002. As such, the September 30, 2002 financial statements include $24,500 of non-cash rent expense (for the period March 1, to September 30, 2002).

During the three months ended September 30, 2002 and for the years ended December 31, 2001 and 2000, we recognized $110,000, $35,000 and $90,000, respectively of officer and director compensation. We believe these amounts represent the fair value of the services provided to us by our officers during these years. We satisfied a significant portion of the related accrued compensation by issuing 1,000,000, 400,000 and 600,000 shares of our common stock during the three months ended September 30, 2002, and the years ended December 31, 2001 and 2000, respectively (the related compensation was based on the fair market values of our stock during these periods). No amounts were ascribed to services provided by our officers and directors prior to January 1, 2000 and during the three and six months ended June 30, 2002, as during these periods, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of their services was not significant during these periods.

The advances from stockholder included in the accompanying balance sheet are unsecured, non-interest bearing and due on demand.

In addition to the officer and director stock based compensation, during the period March 4, 1999 (date of incorporation) to September 30, 2002, we have issued 2,443,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:

             Description of Service                 Value of Service       Share Price       Shares Issued       Date Issued
             ----------------------                 ----------------       -----------       -------------       -----------
Website Design                                          $ 32,000              $0.10              320,000           12/2/99
Equipment Appraisal                                     $ 28,800              $0.10              288,000           12/2/99
Search for Joint Venture Partners                       $ 23,500              $0.10              235,000           12/2/99
Promotion and Capital Raising Services                  $ 40,000              $0.10              400,000           9/26/01
Capital and Joint Venture Assistance                    $ 20,000              $0.10              200,000           9/26/01
Office rent and secretarial services                    $ 14,000              $0.14              100,000            5/8/02
Office rent and secretarial services                    $ 10,500              $0.11               95,455           6/13/02
Capital and merger partner assistance                   $ 88,500              $0.11              804,545           6/13/02
                                                  ---------------------                    -------------------

Totals                                                  $257,300                               2,443,000
                                                        ========                               =========

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been included in various expenses and/or prepaid expenses in the accompanying financial statements.

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

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2002, we had net operating loss carryforwards of approximately $461,000 for income tax purposes. These carryforwards expire in various years through the period ended September 30, 2022. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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



--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001, and the financial statements as of and for the three and nine months ended September 30, 2002 and 2001 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash and prepaid expenses (which arose from issuances of our common stock) we have no assets.

Results  of  operations  for the  three  months  ended  September  30,  2002 vs.
--------------------------------------------------------------------------------
September 30, 2001
------------------

During the three months ended September 30, 2002 and 2001, we generated consulting revenues of approximately $0 and $3,700 respectively. This decrease resulted from the termination of our consulting services to a Chinese entity in September 2001.

During the three months ended September 30, 2002 and 2001, we incurred total expenses of approximately $159,900 and $125,700, respectively. The increase of approximately $34,300 resulted substantially from an increase in officer and director compensation of approximately $70,000 and a decrease in consulting and professional fees of approximately $34,000. Approximately $156,000 and $100,000 of total expenses for these periods, respectively resulted from stock based transactions, which did not result in an outlay of cash.

Results of operations for the nine months ended September 30, 2002 vs. September
--------------------------------------------------------------------------------
30, 2001
---------

During the nine months ended September 30, 2002 and 2001, we generated consulting revenues of approximately $0 and $38,900, respectively. This decrease resulted from the termination of our consulting services to a Chinese entity in September 2001.

During the nine months ended September 30, 2002 and 2001, we incurred total expenses of approximately $195,800 and $200,000, respectively. In addition to officer and director compensation of approximately $110,000 and $40,000, respectively (all stock based), these expenses consisted substantially of rent expense of $31,500 during each of such periods and consulting and professional fees of approximately $50,600 and $113,100, respectively. Consulting and professional fees during the nine months ended September 30, 2002 relate substantially to the proposed acquisition, whereas in the corresponding period of the preceding year these expenses related substantially to raising capital and the location of potential partners.

Since Inception
---------------

Since our inception we have generated revenues and incurred expenses of approximately $91,900 and $806,000, respectively, resulting in a cumulative net loss of approximately $714,000. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $426,000 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $355,000. Most of these expenses were funded by $278,600 in proceeds we received from sales of our common stock.

Liquidity
---------

At September 30, 2002 we have $1,825 in cash. Accordingly, we do not have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. Unless we are able to (1) consummate the merger with Ecolo-Energie Inc. or another entity; (2) generate cash flow from operations;
(3) locate a strategic partner; or (4) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and ability to obtain acceptable financing in connection with our growth plans;
(iv) any increased competition in business; (v) any inability to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

ITEM 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities


         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

         99.1     Sarbanes-Oxley Act Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SIGNATURE                   TITLE                           DATE
    ---------                   -----                           ----
    Annette Shaw                President, Chief Executive      November 5, 2002
                                Officer and Chief Accounting
                                Officer

CERTIFICATIONS

I, Annette Shaw, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of AVIC Technologies, LTD;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

          (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 5, 2002

    /s/ Annette Shaw
    ------------------
    Annette Shaw
    President and CEO

                                  Exhibit 99.1

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the quarterly filing of AVIC Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Annette Shaw, Chief Executive Officer of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/Annette Shaw
-----------------
Annette Shaw
President and CEO
November 5, 2002