Form 10KSB
period 2002-12-31
AVIC TECHNOLOGIES LTD
filed 2003-03-27
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2002

                        Commission file number 000-32477

                              AVIC TECHNOLOGIES LTD
                 (Name of Small Business Issuer In Its Charter)

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

                                 (514) 844-3510
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock par value $0.0001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year was $10,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2003: $1,674,000.00

As of December 31, 2002, the Registrant had 15,221,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:  YES [X]    NO [  ]


 ITEM 1.                              BUSINESS

(a)  Business Development

     Avic technologies Ltd. (the "Company" or "We" or "Avic"), a Delaware corporation, was organized on March 4, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets that is not in the ordinary course of business.

(b)  Business of Issuer

     We are a Delaware corporation, established on March 4, 1999.

     Initially, the main business goal of Avic was to provide technical services, offering small and medium sized contractors access to our expertise in the construction industry, and to enter into the manufacture of window frames in China. The Company later established an office in Beijing, China, and the success of the venture was dependent on concluding a joint venture agreement with Shenzhen Li Zheng Industrial Ltd., of Shenzhen, Guangdong,

     Unfortunately this joint venture was never realized, and on December, 2001, the Board of Directors of Avic decided to close its China operations and re-orient the business goal of the Company elsewhere.

     Currently, the Company has no business and is actively seeking new ventures. There can be no assurance such ventures will be found or that the necessary funding to finance any new business venture will be obtained. Towards this goal, on August 26, 2002, we entered into an agreement to acquire Ecolo-Mondo Ltd from International Management Technologies ("IMT"). Ecolo-Mondo is a Canadian company engaged in the field of waste recycling and production of energy. The sale was scheduled to close by November 2002; however IMT was unable to meet various conditions and requirements included in our agreement. As such on November 15, 2002, AVIC notified IMT that we were terminating the proposed acquisition. We are currently having discussions with several potential merger partners, but no agreements have been entered through the date of our independent auditors' report.

Employees

     We currently have two full time employees, one of whom is also senior management. One is in charge of sales and marketing activities & the other is a director of engineering and research and development. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

     The Company maintains its corporate offices at Suite 600, 445 St-Francis Xavier Montreal, Quebec, Canada where we have approximately 500 square feet at a monthly rental of $3,500.00 including all utilities, secretary services and applicable taxes. As noted in our financial statements, a portion of the 2002 rent was satisfied via the issuance of 195,455 shares of our common stock, and no rent was charged for the period October 1, 2002 to December 31, 2002.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II


ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     (a)  Market Information

     The common shares of the Company commenced quotation the NASD Bulletin Board on August 24, 2001, under the ticker symbol AVIC.

                 2001                      High              Low
                 ----                      ----              ----
                   Q3                     $0.22             $0.05
                   Q4                      0.35              0.13

                 2002
                 ----                      ----
                   Q1                      0.20              0.15
                   Q2                      0.22              0.10
                   Q3                      0.30              0.05
                   Q4                      0.52              0.10

     (b)  Holders

     As of December 31, 2002, the Registrant had 15,221,000 shares of its Common Stock outstanding, held by approximately sixty five shareholders of record.

     Of the 15,221,000 shares of common stock outstanding of which 8,110,000 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

     As at December 31, 2002, the Company had no warrants issued and outstanding

     (c)  Dividends

     The Company has had insignificant revenues to date, and no dividends have been declared to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.


     (d)  Recent Sale of Unregistered Securities

     During 2002, the Company issued an aggregate of 2,000,000 shares for services rendered. 1 million shares were issued to East Delta Resources Corp. for rent and consulting services. East Delta is not an affiliate of Company. 500,000 shares were issued to each of Louis A. Ladouceur (not an affiliate) and Victor Sun (a director) for services rendered. These shares were issued pursuant to the exemption contained in Regulation S and were valued at $0.11 per share, except for 100,000 shares issued to East Delta which were valued at $0.14 per share.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Selected Financial Data

     The following selected financial data for the year ending December 31, 2002 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data

                                                     From Year Ending
                                   12/31/02                                 12/31/01
Net Revenues                        $10,000                                $  41,371
Total Expenses                     $242,016                                $ 206,153
Income Taxes                            -0-                                      -0-
Net Loss                          ($232,016)                               ($164,782)
Loss Per Share                       ($0.02)                                  ($0.01)

Balance Sheet Data

                                 December 31,2002
Working Capital                     $   (49,529)
Total Assets                        $     4,730
Total Liabilities                   $    54,259
Stockholders' Equity                $   (49,529)

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

Revenues and Cash Position

     During the year ended December 31, 2002, we had a merger down payment income of $10,000 and a net loss of $232,016 as compared to revenues of $41,371 and a net loss of $161,111 for the year ended December 31, 2001.

     As of December 31, 2002, our cash position was $4,730 compared to $15,170 as of December 31, 2001.

Operating Expenses and Net Loss

     Our average monthly expenses during the years ended December 31, 2002 and 2001, approximated $20,200 and $17,200, respectively. These expenses, included rent, employee salaries, management salaries, office overhead, consultant and professional fees, travel, business entertainment, equipment, and insurance. A portion of these expenses were satisfied via the insurance of our common stock, including but not limited to, officer and director compensation expenses of $55,000 for the year ended December 31, 2002 and $35,000 for the year ended December 31, 2001. The increase of $20,000 in officer and director compensation expenses is due to the increase in management work for finding a merger partner.

     The major part of our expenditures in 2002, representing approximately 62% of our total expenses, resulted from the payment of professional and consulting fees. Professional and consulting fees were $150,690 for the year end 2002 compared to $110,245; the change in which was a result of funding the merger partners search & due diligence services performed. Again, a portion of these expenses were satisfied via the issuance of our common stock. The balance of our expenses was used primarily for the office rental & interest.

     We currently rent a 500 sq. ft. of space for our offices in Suite 600, 445 Rue Saint-Francois-Xavier under a month to month arrangement, costing $3,500 per month. We are looking into reducing this monthly cost.

     During the year ending December 31, 2002, the Company incurred an operating loss of $232,016 and as of such date, we have a deficit accumulated during the development stage of $750,240.

     Loss per share was $0.02 for the years ended December 31, 2002 as compared to $0.01 for the years ended December 31, 2001.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                 Age          Position
Annette Shaw                          49          President and Director

Victor Sun                            60          Vice President and Director

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

Mr. Victor Sun, Vice President & Director

     Mr. Sun is a Professional Engineer with over 28 years of engineering and management experience. Mr. Sun was with Lafarge Cement for 14 years, from August 1971 to September 1986, where he directed the design of control and automation systems for all new and rehabilitation projects. In the late 1970's, he initiated the cement consulting market in China for Lafarge Consultants with the Fa Yuan project and established a co-operative relationship with a major cement design and research institute in China. He worked for Monenco Agra from Sept 1987 to August 1997 as the instrumentation discipline engineer of the Hibernia Off Shore Platform Project. From 1996 to 1999, he served as Vice President of Asia Pacific Concrete Inc. (Calgary exchange: symbol AFI), of Calgary, Alberta, a business involved in development with Chinese partners of cement and concrete projects in China. His experience in developing business with China's cement industry dates back 18 years while being employed by Lafarge. Since helping establish the China Pacific Industrial Corporation (CPIC), a private investment company with holdings in Canada and China, he has continued to establish relations with contacts in China and has been instrumental in developing CPIC's potential joint venture projects.

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

Compensation of Directors

     Through December 31, 2002, no compensation has been paid and/or accrued to Directors. In 2003, the Company may begin to pay and/or accrue a sum of $1,000 for each of the directors for their attendance at Board Meetings plus an annual stipend of $2,000 to cover their expenses.

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

(1) Covers the period from January 1, 2001 to the fiscal year ended on December 31, 2002.

(c)  Options/SAR Grants Table

     None.

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

     None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

     None.

(f) Compensation of Directors

     Through December 31, 2002, no compensation has been paid and/or accrued to Directors.

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

     None.

(h)  Report on Re-pricings of Options/SARs

     None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending December 31, 2002, one director did not file a Form 4 to reflect the receipt of 500,000 shares for consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 2002 regarding the beneficial ownership of the Company's Common Stock, $0.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

                                Number of
Name                            shares owned
                                beneficially        % of total
                                -------------       -------------
Annette Shaw                    4,700,000           30.9

Victor Sun                      1,520,000            9.9

All Directors and Officers      6,220,000           40.8
(two persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Page F-8 Note E of our audited financial statements.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits
         99.1     Sarbanes - Oxley Certification
         99.2     Sarbanes - Oxley Certification

(b) Reports on Form 8-K None.

ITEM 14. CONTROLS AND PROCEDURES

                                  CERTIFICATION

I, ANNETTE SHAW, hereby certify that:

     1. I have reviewed this annual report on Form 10-KSB of AVIC Technologies Ltd.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and

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

Date:  March 12, 2003

/s/ Annette Shaw
-----------------------
Annette Shaw, President
(Chief Executive Officer)

                                  CERTIFICATION

I, ANNETTE SHAW, hereby certify that:

     1. I have reviewed this annual report on Form 10-KSB of AVIC Technologies Ltd.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and

          c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. 7.

Date:  March 12, 2003

/s/ Annette Shaw
----------------------
Annette Shaw, Acting CFO

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                       Financial Statements as of and for
                              various periods ended
                           December 31, 2002 and 2001,
                                       and
                          Independent Auditors' Report

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Pages

Independent Auditors' Report                                                                                   F-2

Financial Statements:

     Balance Sheet as of December 31, 2002                                                                     F-3

     Statements of Operations for the years ended December 31, 2002 and 2001,
      and for the period March 4, 1999 (date of incorporation) to December 31, 2002                            F-4

     Statements of Stockholders' Equity (Deficit) for the years ended December
      2002 and 2001, and for the period March 4, 1999 (date of incorporation) to
      December 31, 2002
                                                                                                               F-5

     Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the period March 4, 1999 (date of incorporation) to December 31,
      2002
                                                                                                               F-6

     Notes to Financial Statements                                                                             F-7



----------------------------------------------------------------------------------------------------------------------

                  [Letterhead of Kingery, Crouse, & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Avic Technologies Ltd.:

We have audited the accompanying balance sheet of Avic Technologies Ltd. (the "Company"), a development stage enterprise, as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and for the period March 4, 1999 (date of incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period March 4, 1999 (date of incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring net losses and has a stockholders' deficit as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery, Crouse, & Hohl, P.A.
Kingery, Crouse, & Hohl, P.A.

February 8, 2003
Tampa, FL

                                                  AVIC TECHNOLOGIES LTD.
                                              (A Development Stage Enterprise)

                                           BALANCE SHEET AS OF DECEMBER 31, 2002

----------------------------------------------------------------------------------------------------------------------------
ASSETS

    Cash                                                                                                   $   4,730
                                                                                                          -----------------

TOTAL                                                                                                      $   4,730
                                                                                                          =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
    Accrued and other liabilities                                                                          $  44,259
    Note payable to stockholder
                                                                                                              10,000
                                                                                                          -----------------
         Total liabilities
                                                                                                              54,259
                                                                                                          -----------------

STOCKHOLDERS' DEFICIT:
    Common stock - $.0001 par value: 50,000,000 shares authorized;
         15,221,000 shares issued and outstanding
                                                                                                               1,522
    Additional paid-in capital                                                                               699,189
    Deficit accumulated during the development stage                                                        (750,240)
                                                                                                          -----------------
       Total stockholders' deficit                                                                           (49,529)
                                                                                                          -----------------

TOTAL                                                                                                        $ 4,730
                                                                                                          =================
---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                       F-3

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                           For the period
                                                                                                            March 4, 1999
                                                     For the year ended        For the year ended              (date of
                                                        December 31,              December 31,             incorporation) to
                                                            2002                      2001                   December 31,
                                                                                                                 2002
                                                     --------------------     ----------------------     ----------------------
REVENUES:
   Consulting                                                   $      -                 $   38,850                $    86,544
    Interest                                                           -                      2,521                      5,390
    Other                                                         10,000                          -                     10,000
                                                     --------------------     ----------------------     ----------------------
         Total revenues                                           10,000                     41,371                    101,934
                                                     --------------------     ----------------------     ----------------------

EXPENSES (substantially all related party):
   Officer and director compensation                              55,000                     35,000                    180,000
   Professional and consulting fees                              150,690                    110,245                    431,759
   Website design                                                      -                          -                     32,000
   Occupancy                                                      31,500                     42,000                    147,000
   Interest                                                        1,200                          -                      1,200
   Other                                                           3,626                     18,908                     60,215
                                                     --------------------     ----------------------     ----------------------
         Total expenses                                          242,016                    206,153                    852,174
                                                     --------------------     ----------------------     ----------------------

NET LOSS                                                      $ (232,016)               $  (164,782)               $  (750,240)
                                                     ====================     ======================     ======================

NET LOSS PER SHARE - Basic and diluted                         $    (.02)                $     (.01)
                                                     ====================     ======================

Weighted average number of shares outstanding                 14,135,000                 12,549,200
                                                     ====================     ======================


-------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------


                                                                                                    Deficit
                                                                                                  Accumulated
                                                  Common Stock         Additional                  During the
                                               ------------------        Paid-in   Subscription    Development
                                              Shares      Par Value      Capital    Receivable       Stage          Total
                                           ------------  ----------- ------------ -------------  -------------   ------------
Balances, March 4, 1999 (date of
  incorporation)                                      -  $        -   $         - $           -  $           -   $          -
Proceeds from the issuance of common stock:
     At $0.0001 per share                     8,000,000         800                                                       800
     At $0.10                                 2,778,000         278       277,522        (2,980)                      274,820

Stock issuance costs                                                      (45,189)                                    (45,189)

Issuance of common stock in
  exchange for services rendered                843,000          84        84,216                                      84,300

Net loss for the period March 4, 1999
  (date of incorporation) to December
  31, 1999                                                                                            (192,331)      (192,331)
                                           ------------  ----------- ------------ -------------- -------------   ------------

Balances, December 31, 1999                  11,621,000        1,162      316,549        (2,980)      (192,331)       122,400

Issuance of common stock in
  exchange for services rendered                600,000           60       59,940                                      60,000

Collection of subscription receivable                                                     2,980                         2,980

Net loss for the year ended
  December 31, 2000                                                                                   (161,111)      (161,111)
                                           ------------  ----------- ------------ -------------- -------------   ------------

Balances, December 31, 2000                  12,221,000        1,222      376,489             -       (353,442)        24,269

Issuance of common stock in
  exchange for services rendered              1,000,000          100       99,900                                     100,000

Net loss for the year ended
  December 31, 2001                                                                                   (164,782)      (164,782)
                                           ------------  ----------- ------------ -------------- -------------   ------------

Balances, December 31, 2001                  13,221,000        1,322      476,389             -       (518,224)       (40,513)

Issuance of common stock:
   At $.11 per share                          1,900,000          190      208,810                                     209,000
   At $.14 per share                            100,000           10       13,990                                      14,000

Net loss for the year ended
  December 31, 2002                                                                                   (232,016)      (232,016)
                                           ------------  ------------ ----------- -------------- -------------   ------------

Balances, December 31, 2002                  15,221,000  $      1,522 $   699,189 $            - $    (750,240)  $    (49,529)
                                           ============= ============ =========== ============== =============   ============

-----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.
                                       F-5

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                For the period
                                                                                                                 March 4, 1999
                                                                     For the                For the                (date of
                                                                   year ended              year ended          incorporation) to
                                                                  December 31,            December 31,             December 31,
                                                                      2002                    2001                     2002
                                                              ---------------------    --------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $ (232,016)     $          (164,782)            $ (750,240)
        Adjustments reconcile net loss to net cash used
           in operating activities:
        Stock based compensation and consulting                            223,000                 100,000                467,300
        Decrease (increase) in accounts receivable                               -                   7,392                      -

        (Decrease) increase in accrued and other liabilities                 1,076                 (15,397)                44,259
                                                               --------------------    --------------------    -------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (7,940)                (72,787)              (238,681)
                                                               ---------------------    --------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Loan made                                                                -                       -                (25,000)
        Repayment of loan                                                        -                       -                 25,000
                                                               ---------------------    --------------------    ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        -                       -                      -
                                                               ---------------------    --------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Loans from stockholders                                                  -                  10,000                 30,146
        Advance from stockholder                                                 -                       -                  2,500
        Repayments of loans and advances from stockholders                  (2,500)                      -                (22,646)
        Cash paid for stock issuance costs                                       -                       -                (45,189)

        Proceeds from the issuance of common stock                               -                       -                278,600
                                                               ---------------------    --------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   (2,500)                 10,000                243,411
                                                               ---------------------    --------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                            (10,440)                (62,787)                 4,730

CASH AT BEGINNING OF PERIOD                                                 15,170                  77,957                      -
                                                               ---------------------    --------------------    ------------------

CASH AT END OF PERIOD                                                   $    4,730          $       15,170                $ 4,730
                                                               =====================    ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Interest paid (no income taxes paid)
                                                                        $        -     $                 -                  $ 460
                                                               =====================    ====================    ==================

----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.
                                       F-6

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Avic Technologies Ltd., Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 4, 1999. We currently are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore during the year ended December 31, 2002, our Board decided that it was in the best interests of the shareholders to dispose of the current business and seek other opportunities in the area of environment and pollution controls. Towards this goal, on August 26, 2002, we entered into an agreement to acquire Ecolo-Mondo Ltd from International Management Technologies ("IMT"). Ecolo-Mondo is a Canadian company engaged in the field of waste recycling and production of energy. The sale was scheduled to close by November 2002, however IMT was unable to meet various conditions and requirements included in our agreement. As such on November 15, 2002, we notified IMT that we were terminating the proposed acquisition. We are currently having discussions with several potential merger partners, but no agreements have been entered through the date of our independent auditors' report.

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

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our financial statements.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $750,000 for the period March 4, 1999 (date of incorporation) to December 31, 2002, and at December 31, 2002, we have a stockholders' deficit of approximately $50,000. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C  - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2002, we had net operating loss carryforwards of approximately $551,000 for income tax purposes. These carryforwards expire in various years through the year ended December 31, 2022. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE E - RELATED PARTY TRANSACTIONS

On May 11, 2001 our registration statement with Securities and Exchange Commission to allow various stockholders to offer to sell 6,565,000 shares of the common stock they own in our company was declared effective. We paid all expenses associated with the registration of the shares and printing of the prospectus.

In December 2001, we borrowed approximately $10,000 from a stockholder. The note, which is unsecured and accrues interest at the rate of 12% annum, was due along with all accrued interest on December 8, 2002. The note has not been paid and is default. Accordingly, and although no such claims have been made to date, the note holder has the right to claim immediate, liquidated damages of $1,000 per month in addition to the repayment of principal and interest. One of our directors has personally guaranteed repayment of this obligation.

During the year ended December 31, 2001, we incurred consulting fees of $27,750 from two of our stockholders (one of whom is one of our officers and directors). At December 31, 2002 and 2001, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which required monthly consideration of $3,500 through September 2002. During the period ended October 1, 2002 to December 31, 2002, this stockholder provided similar rent and services to us at no cost; no value has been ascribed to the value of such rent and services in the accompanying December 31, 2002 statement of operations. Total rent under this agreement (which is currently on a month to month basis) during the years ended December 31, 2002 and 2001, and the period March 4, 1999 (date of incorporation) to December 31, 2002 was $31,500, $42,000 and $147,000,
respectively. In connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002. These shares were issued in May and June 2002. As such, the accompanying December 31, 2002 financial statements include $24,500 of non-cash rent expense (for the period March 1, 2002 to September 30, 2002).

During the years ended December 31, 2002, 2001 and 2000, we recognized $55,000, $35,000 and $60,000, respectively of officer and director compensation (as consideration for these services, we issued 500,000, 400,000 and 600,000 shares of our common stock, respectively). We believe these amounts represent the fair value of the services provided to us by our officers during these years.

In addition to the rent and secretarial support, and officer and director stock based compensation discussed above, during the period March 4, 1999 (date of incorporation) to December 31, 2002, we issued 2,747,545 shares of our common stock as consideration for the following services, which were provided by stockholders and/or entities in which various stockholders have ownership interests:

             Description of Service                Value of Service     Share Price        Shares Issued        Date Issued
             ----------------------                ----------------     -----------        -------------        -----------
Website Design                                         $ 32,000            $0.10              320,000             12/2/99
Equipment Appraisal                                    $ 28,800            $0.10              288,000             12/2/99
Search for Joint Venture Partners                      $ 23,500            $0.10              235,000             12/2/99
Promotion and Capital Raising Services                 $ 40,000            $0.10              400,000             9/26/01
Capital and Joint Venture Assistance                   $ 20,000            $0.10              200,000             9/26/01
Capital and merger partner assistance                  $ 88,500            $0.11              804,545             6/13/02
Capital and merger partner assistance                  $ 55,000            $0.11              500,000             8/26/02
                                                  -------------------                   --------------------

Totals                                                 $287,800                              2,747,545
                                                  ===================                   ====================

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



--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Annette Shaw
----------------------
Annette Shaw                 Director, Chairman           Date: March 12, 2003
                             President, Acting CFO

/s/ Victor Sun
----------------------
Victor Sun                   Director                     Date: March 13, 2003

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of AVIC Technologies, Ltd., a Delaware corporation (the "Company"), on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Annette Shaw, President (the Chief Executive Officer) of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2003

/s/ Annette Shaw
----------------------
Annette Shaw, President
(Chief Executive Officer)

                                  Exhibit 99.2


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of AVIC Technologies, Ltd., a Delaware corporation (the "Company"), on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Annette Shaw, the Acting CFO of the Company, hereby certifies, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 12, 2003

/s/ Annette Shaw
----------------------
Annette Shaw, Acting CFO