Form 10QSB
period 2003-03-31
AVIC TECHNOLOGIES LTD
filed 2003-05-15
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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

YES (X) NO (_)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2003.

19,721,000 Common Shares

Transitional Small Business Disclosure Format:

YES (  ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


        PART I. FINANCIAL INFORMATION                                                                                         Page

        Item 1. Financial Statements (unaudited)
             Balance Sheets as of March 31, 2003 and December 31, 2002                                                           3

             Statements of Operations for the three months ended March 31, 2003 and
        2002, and the period March 4, 1999 (date of incorporation) to March 31, 2003                                             4

             Statement of Stockholders' Deficit for the three months ended March 31,
        2003                                                                                                                     5

             Statements of Cash Flows for the three months ended March 31, 2003 and
        2002, and the period March 4, 1999 (date of incorporation) to March 31, 2003                                             6

             Notes to Financial Statements                                                                                       7

        Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations (including cautionary statement)                                                                          10

        PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                               11

        Item 2. Changes in Securities                                                                                           11

        Item 3. Defaults Upon Senior Securities                                                                                 11

        Item 4. Submission of Matters to a Vote of Securities Holders                                                           11

        Item 5. Other Information                                                                                               12

        Item 6. Exhibits and Reports on Form 8-K                                                                                12

        Signatures                                                                                                              12
        --------------------------------------------------------------------------------- -----------------------------------------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                            March 31,
                                                                                              2003           December 31,
ASSETS                                                                                     (unaudited)           2002
------                                                                                    --------------    ---------------

  Cash and cash equivalents                                                            $          1,401  $           4,730
                                                                                          ==============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued and other liabilities                                                        $         42,660  $          44,259
  Note payable to stockholder                                                                    10,000             10,000
                                                                                          --------------    ---------------
      Total liabilities                                                                          52,660             54,259
                                                                                          --------------    ---------------

STOCKHOLDERS' DEFICIT
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
       19,721,000 shares issued and outstanding                                                   1,972              1,522
   Additional paid-in capital                                                                   766,576            699,189
   Deficit accumulated during the development stage                                           (819,807)          (750,240)
                                                                                          --------------    ---------------

       Total stockholders' equity                                                              (51,259)           (49,529)
                                                                                          --------------    ---------------

TOTAL                                                                                  $          1,401  $           4,730
                                                                                          ==============    ===============

     SEE NOTES TO FINANCIAL STATEMENTS.

                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the            For the           For the Period
                                                                    three months         March 4, 1999
                                                 three months        ended March            (date of
                                                  ended March         31, 2002         incorporation) to
                                                   31, 2003                              March 31, 2003
                                                 --------------    ----------------    -------------------
REVENUES:
   Consulting                                 $              -  $                -  $              86,544
   Interest income                                           -                   -                  5,390
    Other                                                    -                   -                 10,000
                                                 --------------    ----------------    -------------------
         Total revenues                                      -                   -                101,934
                                                 --------------    ----------------    -------------------

EXPENSES:
   Officer and director compensation                    37,688                   -                217,688
   Consulting and professional fees                     23,863                 701                455,622
   Website design                                            -                   -                 32,000
   Occupancy                                             7,538              10,500                154,538
   Interest                                                300                   -                  1,500
   Other                                                   178                  81                 60,393
                                                 --------------    ----------------    -------------------
       Total expenses                                   69,567              11,282                921,741
                                                 --------------    ----------------    -------------------

NET LOSS                                      $        (69,567)  $         (11,282)  $           (819,807)
                                                 ==============    ================    ===================

Net Loss Per  Share-
       Basic and Diluted                      $          (0.00)  $           (0.00)
                                                 ==============    ================

Weighted Average Number of
    Shares Outstanding                              16,571,000          13,221,000
                                                 ==============    ================

                   SEE NOTES TO FINANCIAL STATEMENTS.

                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2002
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                              Additional          During the
                                                 Common Stock                  Paid-In           Development
                                            Shares            Amount           Capital              Stage               Total
                                         --------------     ------------     -------------     -----------------    --------------
Balances, December 31, 2002                 15,221,000   $        1,522   $       699,189   $         (750,240)         $(49,529)

Issuance of common stock for
services and rent                            4,500,000              450            67,387                                  67,837

Net Loss                                                                                               (69,567)          (69,567)
                                         --------------     ------------     -------------     -----------------    --------------

Balances, March 31, 2003                    19,721,000          $ 1,972          $766,576           $ (819,807)         $(51,259)
                                         ==============     ============     =============     =================    ==============


SEE NOTES TO FINANCIAL STATEMENTS.

                              AVIC TECHNOLOGIES LTD
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the period
                                                                                                          March 4, 1999
                                                                For the three        For the three          (date of
                                                                 months ended        months ended        incorporation)
                                                                March 31, 2003      March 31, 2002      to March 31, 2003
                                                               -----------------    ----------------    ------------------
Cash Flows From Operating Activities:
   Net loss                                                 $          (69,567)  $         (11,282)  $          (819,807)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock based compensation, consulting and rent                    67,837               3,500               535,137
        Decrease in accrued and other liabilities                       (1,599)             (5,922)                42,660
                                                               -----------------    ----------------    ------------------

Net Cash Used In Operating Activities                                   (3,329)            (13,704)             (242,010)
                                                               -----------------    ----------------    ------------------

Cash Flows From Investing Activities:
   Loan made                                                                  -                   -              (25,000)
   Repayment of loan                                                          -                   -               25,000
                                                               -----------------    ----------------    ------------------

Net Cash Provided By Investing activities                                     -                   -                    -
                                                               -----------------    ----------------    ------------------

Cash Flows From Financing Activities
   Loans from stockholders                                                    -                   -               30,146
   Advance from stockholder                                                   -                   -                2,500
   Repayments of loans from stockholders                                      -                   -             (22,646)
   Cash paid for stock issuance costs                                         -                   -             (45,189)
   Proceeds from the issuance of common stock                                 -                   -              278,600
                                                               -----------------    ----------------    ------------------

Net Cash Provided by Financing Activities                                     -                   -              243,411
                                                               -----------------    ----------------    ------------------
Net Increase (decrease) In Cash and Cash
    Equivalents                                                         (3,329)            (13,704)                1,401

Cash and Cash Equivalents at Beginning
    of Period                                                             4,730              15,170                    -
                                                               -----------------    ----------------    ------------------

Cash and Cash Equivalents at End of
    Period                                                  $             1,401  $            1,466  $             1,401
                                                               =================    ================    ==================

Supplemental disclosure of cash flow information:

Cash Paid For:
   Interest                                                 $                 -  $                -  $                 -
                                                               =================    ================    ==================
   Income Taxes                                             $                 -  $                -  $                 -
                                                               =================    ================    ==================

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

We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore during the year ended December 31, 2002, our Board decided that it was in the best interests of the shareholders to dispose of the current business and seek other opportunities in the area of environment and pollution controls. Towards this goal, on August 26, 2002, we entered into an agreement to acquire Ecolo-Mondo Ltd from International Management Technologies ("IMT"). Ecolo-Mondo is a Canadian company engaged in the field of waste recycling and production of energy. The sale was scheduled to close by November 2002, however IMT was unable to meet various conditions and requirements included in our agreement. As such on November 15, 2002, we notified IMT that we were terminating the proposed acquisition. We are currently having discussions with several potential merger partners, however we are uncertain as to whether any of these negotiations will result in a merger and/or acquisition.

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10KSB.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $819,800 for the period March 4, 1999 (date of incorporation) to March 31, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2002, we had net operating loss carryforwards of approximately $584,500 for income tax purposes. Assuming that a future merger, acquisition and/or other transaction does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income in various periods ended March 31, 2003. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

At March 31, 2002, accrued and other liabilities include approximately $39,900 owed for services rendered and expenses incurred by various stockholders; two of whom are also officers and directors. The amounts are unsecured, non-interest bearing and due on demand.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which required monthly consideration of $3,500 through September 2002. During the period October 1, 2002 to December 31, 2002, this stockholder provided similar rent and services to us at no cost, and no value was ascribed to such rent and services in our statement of operations for such period. Total rent under this agreement (which is currently on a month to month basis) during the three months ended March 31, 2003 and 2002 and the period March 4, 1999 (date of incorporation) to March 31, 2003 approximated $7,500, $10,500 and $154,500, respectively. In connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002, and 500,000 shares of our common stock as consideration for rent for the year ended December 31, 2003. Because the 500,000 shares of stock represent consideration for rent for the entire year ended December 31, 2003, $7,500 (or twenty-five percent of the value of the shares) has been recognized as expense during the quarter ended March 31, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as rent is provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

During the years ended December 31, 2002, 2001 and 2000, we recognized $55,000, $35,000 and $60,000, respectively of officer and director compensation (as consideration for these services, we issued 500,000, 400,000 and 600,000 shares of our common stock, respectively). In addition, during the three months ended March 31, 2003, we issued 2,500,000 shares of our common stock to our Vice President and Director. Because these shares represent consideration for services to be provided for the entire year ended December 31, 2003, $37,688 (or twenty-five percent of the value of the shares) has been recognized as expense during the quarter ended March 31, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as the services are provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

We believe these amounts represent the fair value of the services provided to us by our officers during these periods. No amounts were ascribed to services provided by our officers prior to January 1, 2000 as, during this period, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by our officers was not considered significant during this time.

In addition to the officer and director stock based compensation, and rent, during the period March 4, 1999 (date of incorporation) to March 31, 2003, we issued the following shares of our common stock as consideration for the following services:

             Description of Service                Value of Service     Share Price        Shares Issued        Date Issued
             ----------------------                ----------------     -----------        -------------        -----------
Website Design                                         $ 32,000            $0.10              320,000             12/2/99
Equipment Appraisal                                    $ 28,800            $0.10              288,000             12/2/99
Search for Joint Venture Partners                      $ 23,500            $0.10              235,000             12/2/99
Promotion and Capital Raising Services                 $ 40,000            $0.10              400,000             9/26/01
Capital and Joint Venture Assistance                   $ 20,000            $0.10              200,000             9/26/01
Capital and merger partner assistance                  $ 88,500            $0.11              804,545             6/13/02
Capital and merger partner assistance                  $ 55,000            $0.11              500,000             8/26/02
Capital and merger partner assistance                  $90,000              $.06             1,500,000            3/05/03
                                                  -------------------                   --------------------

Totals                                                 $377,800                              4,247,545
                                                  ===================                   ====================

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been (or in the case of the 1,500,000 shares issued on March 5, 2003 ultimately is expected to be) included in various expenses. The 1,500,000 shares of stock issued on March 5, 2003 represents consideration for services to be provided for the entire year ended December 31, 2003. Accordingly, twenty-five percent of the value above has been recognized as expense during the quarter ended March 31, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as expense as the services are provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our balance sheet as of December 31, 2002, and the financial statements as of and for the quarters ended March 31, 2003 and 2002 included in this Form 10-QSB.

Readers are referred to the cautionary statement at page 11, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, we have no assets.

Three months ended March 31, 2003 and 2002

During the three months ended March 31, 2003 and 2002, we did not generate any revenue as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the three months ended March 31, 2003 and 2002, we incurred total expenses of approximately $69,600 and $11,300, respectively. These expenses consisted substantially of officer and director compensation, and consulting and professional fees of approximately $37,700 and $23,900, respectively in 2003 and rent expense of $10,500 in 2002. During the three months ended March 31, 2003, officer and director compensation, and substantially all of the consulting and professional fees, resulted from stock based consideration provided to an officer and a consulting entity for assisting us in our search for a suitable merger and/or acquisition target. We did not provide for officer and director compensation for the quarter ended March 31, 2002 because services provided by our management were negligible during this period.

Since our inception we have generated cumulative revenues of approximately $101,900 and incurred expenses of approximately $921,700, respectively resulting in a cumulative net loss of approximately $819,800. Substantially all of the revenues arise from consulting services provided to a Chinese entity during the time our focus was on participating in the building industry in China. With respect to our expenses, approximately $535,200 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $361,500. These expenses were funded by $278,600 in proceeds we received from sales of our common stock and the aforementioned revenues of $101,900.

Liquidity

At the end of the quarter, on March 31, 2003, we have $1,401 in cash. We do not have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

     During the three month period ended March 31, 2003, we issued 500,000 shares to our landlord as rent for 2003, which are valued at $30,000. We also issued 2,500,000 shares to an officer and director in lieu of cash compensation for 2003 valued at $150,752. We also issued 1,500,000 shares to a consultant for services to be rendered during 2003 valued at $90,000. These shares are subject to defeasance under certain circumsatances. All of the above listed shares were issued pursuant to the exemption contained in Regulation S as the recipients are all "non-U.S." persons.

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and

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

/s/ Annette Shaw
----------------
    Annette Shaw

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE             TITLE                                      DATE
    --------------------- ---------------------------------- -----------------
    Annette Shaw          Director, Chief Accounting Officer     May 15, 2003
    --------------------- ---------------------------------- -----------------

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the quarterly filing of AVIC Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Annette Shaw, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/Annette Shaw
---------------
Annette Shaw
President and CEO

May 15, 2003