Form 10QSB
period 2003-06-30
AVIC TECHNOLOGIES LTD
filed 2003-08-14
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

           (X) Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

                   () Transition report pursuant to Section 13
                      or 15(d) of the Exchange Act for the
                 transition period from _________ to _________.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2002.

                            14,221,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


                                                                                        Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Balance Sheets as of June 30, 2002 and December 31, 2001                      3

          Statements of  Operations  for the three and six months ended June 30,
          2002 and 2001, and the period March 4, 1999 (date of incorporation) to
          June 30, 2002                                                                 4

          Statement  of  Stockholders'  Equity for the six months ended June 30,
          2002                                                                          5

          Statements  of Cash Flows for the three and six months  ended June 30,
          2002 and 2001, and the period March 4, 1999 (date of incorporation) to
          June 30, 2002                                                                 6

          Notes to Condensed Financial Statements                                       7

          Item 2.  Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations (including cautionary statement)                    11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               12

Item 2. Changes in Securities                                                           12

Item 3. Defaults Upon Senior Securities                                                 12

Item 4. Submission of Matters to a Vote of Securities Holders                           12

Item 5. Other Information                                                               13

Item 6. Exhibits and Reports on Form 8-K                                                13

Signatures                                                                              13

PART I - FINANCIAL INFORMATION

Item 1.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,
                                                                                               2002              December 31, 2001
                                                                                            (Unaudited)
                                                                                         ------------------      ------------------
ASSETS
------

Cash and cash equivalents                                                                       $    2,663              $   15,170
Prepaid expenses                                                                                    87,668                       -
                                                                                         ------------------      ------------------


TOTAL                                                                                           $   90,331              $   15,170
                                                                                         ==================      ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
   Accrued and other liabilities                                                                    38,198                  43,183
   Note payable to stockholder                                                                      10,000                  10,000
   Advance from stockholder                                                                          5,500                   2,500
                                                                                         ------------------      ------------------

      Total liabilities                                                                              53,698                  55,683
                                                                                         ------------------      ------------------


STOCKHOLDERS' EQUITY:
   Common stock - $0.0001 par value; 50,000,000 shares authorized; 14,221,000 and 13,221,000 shares issued
      and outstanding, respectively                                                                  1,422                   1,322
   Additional paid-in capital                                                                      589,289                 476,389
   Deficit accumulated during the development stage                                              (554,078)               (518,224)
                                                                                         ------------------      ------------------


        Total stockholders' equity                                                                  36,633               (40, 513)
                                                                                         ------------------      ------------------


TOTAL                                                                                           $   90,331              $   15,170
                                                                                         ==================      ==================
------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                            For the           For the            For the            For the         For the Period
                                          three months          six                three               six           March 4, 1999
                                             ended             months             months             months            (date of
                                         June 30, 2002         ended              ended              ended          incorporation)
                                                              June 30,           June 30,           June 30,       to June 30, 2002
                                                                2002               2001               2001
                                        --------------    ---------------    ---------------     -------------    ------------------

REVENUES:
    Consulting                          $            -    $             -    $        15,414     $      35,154    $           86,544
    Interest income                                  -                  -                805             1,879                 5,390
                                        --------------    ---------------    ---------------     -------------    ------------------

       Total revenues                                -                  -             16,219            37,033                91,934
                                        --------------    ---------------    ---------------     -------------    ------------------


EXPENSES:
    Officer and director compensation                -                  -                  -                 -               125,000
    Consulting and professional fees            13,052             13,753             18,810            42,554               294,822
    Website design                                   -                  -                  -                 -                32,000
    Occupancy                                   10,500             21,000             10,500            21,000               136,500
    Other                                        1,020              1,101              6,586            10,782                57,690
                                        --------------    ---------------    ---------------     -------------    ------------------

       Total expenses                           24,572             35,854             35,896            74,336               646,012
                                        --------------    ---------------    ---------------     -------------    ------------------


NET LOSS                            $         (24,572)  $        (35,854)  $        (19,677)   $      (37,303)  $          (554,078)
                                        ==============    ===============    ===============     =============    ==================


Net Loss Per Share -
    Basic and Diluted
                                    $             0.00  $            0.00  $            0.00   $          0.00
                                        ==============    ===============    ===============     =============


 Weighted Average Number of Shares
    Outstanding                             13,340,300         13,458,400         12,221,000        12,221,000
                                        ==============    ===============    ===============     =============

------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Additional         During the
                                                    Common Stock                  Paid-In           Development
                                             Shares             Amount            Capital              Stage               Total
                                         -------------    ----------------    ---------------    ---------------     -------------

Balances, December 31, 2001                 13,221,000           $   1,322          $ 476,389        $ (518,224)         $(40,513)

Common stock issued at $.14 per share,
for office rental and secretarial
support                                        100,000                  10             13,990                  -            14,000

Common stock issued at $.11 per share
for office rental, secretarial support
and consulting services                        900,000                  90             98,910                  -            99,000

Net Loss                                             -                   -                  -            (35,854)          (35,854)
                                          -------------    ---------------    ---------------     ---------------     -------------

Balances, June 30, 2002                      14,221,000          $   1,422          $ 589,289         $ (554,078)           $36,633
                                         ==============    ===============    ===============     ===============     =============






------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                     For the         For the          For the          For the           For the
                                                      three            six             three             six          period March
                                                      months          months           months          months            4, 1999
                                                      ended           ended            ended            ended           (date of
                                                     June 30,        June 30,         June 30,         June 30,       incorporation)
                                                       2002            2002             2001            2001           to June 30,
                                                                                                                          2002
                                                   ------------    ------------     ------------     -----------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $   (24,572)    $   (35,854)     $   (19,677)     $  (37,303)     $    (554,078)

Adjustments to reconcile net loss to net cash
   used by operating activities:
       Stock based expenses                              21,832          25,333                -               -            269,632
       Decrease (increase) in accounts receivable             -               -            4,452         (1,806)                  -
       (Decrease) increase in accrued and other
             liabilities                                    937         (4,986)          (1,446)          17,056             38,198
                                                    -----------    ------------     ------------     -----------     --------------
NET CASH USED BY OPERATING
      ACTIVITIES                                         (1,803)       (15,507)         (16,671)        (22,053)          (246,248)
                                                    ------------    -----------     ------------     -----------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made                                                      -              -                -               -           (25,000)
Repayment of loan                                              -              -                -               -             25,000
                                                    ------------    -----------     ------------     -----------     --------------
NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                               -              -                -               -                  -
                                                    ------------    -----------     ------------     -----------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                        -              -                -               -             30,146
Advance from stockholder                                   3,000          3,000                -               -              5,500
Repayments of loans from stockholders                          -              -                -               -           (20,146)
Cash paid for stock issuance costs                             -              -                -               -           (45,189)
Proceeds from the issuance of common stock                     -              -                -               -            278,600
                                                    ------------    -----------     ------------     -----------     --------------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                             3,000          3,000                -               -            248,911
                                                    ------------    -----------     ------------     -----------     --------------


NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                              1,197       (12,507)         (16,671)        (22,053)              2,663

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    1,466         15,170           72,575           77,957                 -
                                                    ------------    -----------     ------------     ------------     -------------


CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $       2,663    $    2,663     $     55,904     $     55,904     $       2,663
                                                    =============    ==========     ============     ============     =============


Supplemental disclosure of cash flow information:

Cash Paid For:
    Interest                                        $           -    $        -   $            -   $           -     $            -

                                                    =============    ==========     ============     ============     =============


    Income taxes                                    $           -  $          -   $           -     $          -     $            -

                                                    =============    ==========     ============     ============     =============

------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $554,000 for the period March 4, 1999 (date of incorporation) to June 30, 2002, and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to proceed with our business plan and finance our operations. We hope to secure additional financing, which may include borrowings from current stockholders, however there is no assurance that we will be successful in these efforts. In the event we are unable to secure additional financing, we may seek alternative funding sources, and may have to defer and/or adjust our focus, and the expenditures currently anticipated in our business plan. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

During the three and six months ended June 30, 2002 and 2001, we incurred consulting fees of $11,333, $0, $11,010 and $25,110 respectively, from three of our shareholders (one of whom is one of our officers and directors). At June 30, 2002, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which requires monthly consideration of $3,500. Total rent under this agreement (which is currently on a month to month basis) during each of the three and six months ended June 30, 2002 and 2001 was $10,500, $21,000, $10,500 and $21,000. Total rent for the period from
March 4, 1999 (date of incorporation) to June 30, 2002 was $136,500. In connection with this arrangement, our landlord has agreed to accept payment in the form of approximately 195,455 shares of our common stock for the period March 1, 2002 to September 2002. These shares were issued in May and June 2002. As such, the June 30, 2002 balance sheet includes $10,500 in prepaid (rent) expense.

During the years ended December 31, 2001 and 2000, we recognized $35,000 and $90,000, respectively of officer and director compensation. We believe these amounts represent the fair value of the services provided to us by our officers during these years. We satisfied $100,000 of the related accrued compensation by issuing 400,000 and 600,000 shares of our common stock during the respective years ended December 31, 2001 and 2000 (the fair market value of $.010 assigned to these shares was based on the latest sales price of our stock.). No amounts were ascribed to services provided by these individuals prior to January 1, 2000 and during the three and six months ended June 30, 2002, as during these periods, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of their services was not significant during these periods.

The advance from stockholder included in the accompanying balance sheet is unsecured, non-interest bearing and due on demand.

In addition to the officer and director stock based compensation, during the period March 4, 1999 (date of incorporation) to June 30, 2002, we issued 2,443,000 shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:


             Description of Service                 Value of Service       Share Price       Shares Issued       Date Issued
             ----------------------                 ----------------       -----------       -------------       -----------

Website Design                                          $ 32,000              $0.10             320,000           12/2/99
Equipment Appraisal                                     $ 28,800              $0.10             288,000           12/2/99
Search for Joint Venture Partners                       $ 23,500              $0.10             235,000           12/2/99
Promotion and Capital Raising Services                  $ 40,000              $0.10             400,000           9/26/01
Capital and Joint Venture Assistance                    $ 20,000              $0.10             200,000           9/26/01
Office rent and related services                        $ 14,000              $0.14             100,000           5/8/02
Office rent and related services                        $ 10,500              $0.11              95,455           6/13/02
Capital and merger partner assistance                   $ 88,500              $0.11             804,545           6/13/02
                                                        --------                                -------

Totals                                                  $257,300                              2,443,000
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

At June 30, 2002, we had net operating loss carryforwards of approximately $411,000 for income tax purposes. These carryforwards expire in various years through the period ended June 30, 2002. The deferred income tax asset arising from these net operating loss carryforwards are not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE F - SUPPLMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended June 30, 2002, accrued and other liabilities decreased by approximately $3,500 when we issued common stock as consideration for rent and secretarial support (see Note C).

During the three months ended June 30, 2002, prepaid expenses increased by $87,668 when we issued common stock for future office rent, secretarial support and various consulting services (see Note C).




--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001, and the financial statements as of and for the three months ended June 30, 2002 and 2001 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 10, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, and prepaid expenses (which arose from issuances of our common stock) we have no assets.

Results of operations for the three months ended 6/30/02 vs. 6/30/01
--------------------------------------------------------------------

During the three months ended June 30, 2002 and 2001, we generated consulting revenues of approximately $0 and $15,400, respectively. This decrease resulted from the termination of our consulting services to a Chinese entity in September 2001.

During the three months ended June 30, 2002 and 2001, we incurred total expenses of approximately $24,600 and $35,900, respectively. These expenses consisted substantially of rent expense of $10,500 during each of such periods and consulting and professional fees of approximately $13,100 and $18,800, respectively. We did not record officer and director compensation for the three months ended June 30, 2002 and 2001 because services provided by our management were negligible during these respective periods.

Since our inception we have generated revenues and incurred expenses of approximately $91,900 and $646,000, respectively, resulting in a cumulative net loss of approximately $554,100. Substantially all of the revenues arise from consulting services provided to the aforementioned Chinese entity. With respect to our expenses, approximately $269,000 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $352,000. Most of these expenses were funded by $278,600 in proceeds we received from sales of our common stock.

Results of operations for the six months ended 6/30/02 vs. 6/30/01
------------------------------------------------------------------

During the six months ended June 30, 2002 and 2001, we generated consulting revenues of approximately $0 and $37,200, respectively. This decrease resulted from the termination of our consulting services to a Chinese entity in September 2001.

During the six months ended June 30, 2002 and 2001, we incurred total expenses of approximately $35,900 and $74,300, respectively. These expenses consisted substantially of rent expense and consulting and professional fees of approximately $34,800 during the six months ended June 30, 2002, and rent expense, consulting and professional fees of $63,600 during the six months ended June 30, 2001. During the six months ended June 30, 2002, consulting and professional fees were approximately $28,800 lower than the corresponding period of the preceding year. This decrease resulted because we were not incurring expenses related to the aforementioned Chinese entity.

Liquidity

At the end of the quarter, on June 30, 2002, we have $2,663 in cash. We do not have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

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

    SIGNATURE                              TITLE                                      DATE
    ---------                              -----                                      ----
    Annette Shaw                           Director, Chief Accounting Officer         July 26, 2002