Form 10-Q/A
period 2003-06-30
AVIC TECHNOLOGIES LTD
filed 2003-09-16
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

                   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 30, 2003.

                            19,721,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

                                                                                                                           Page
PART I.                   FINANCIAL INFORMATION
Item 1.                   Financial Statements (unaudited)

                          Balance Sheets as of June 30, 2003 and December 31, 2002                                           3

                          Statements of Operations for the three and six months
                          ended June 30, 2003 and 2002, and the period March 4,
                          1999 (date of incorporation) to June 30, 2003
                                                                                                                             4

                          Statement of Stockholders'  Deficit for the six months ended June 30, 2003
                                                                                                                             5

                          Statements of Cash Flows for the three and six months
                          ended June 30, 2003 and 2002, and the period March 4,
                          1999 (date of incorporation) to June 30, 2003
                                                                                                                             6

                          Notes to Financial Statements                                                                      7

Item 2.                   Management's  Discussion  and Analysis of Financial  Condition  and Results of
                          Operations (including cautionary statement)                                                       11

Item 3.                   Controls and Procedures                                                                           12

PART II.                  OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                                 12

Item 2.                   Changes in Securities                                                                             12

Item 3.                   Defaults Upon Senior Securities                                                                   13

Item 4.                   Submission of Matters to a Vote of Securities Holders                                             13

Item 5.                   Other Information                                                                                 13

Item 6.                   Exhibits and Reports on Form 8-K                                                                  13

                          Signatures                                                                                        13

                          Certifications                                                                                    14

PART I - FINANCIAL INFORMATION

Item 1.
                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,
                                                                                                 2003            December 31,
                                                                                              (Unaudited)            2002
                                                                                            ----------------    ---------------
                                                                                            ----------------    ---------------
ASSETS

Cash                                                                                     $            4,740    $         4,730
                                                                                            ----------------    ---------------

TOTAL                                                                                    $            4,740    $         4,730
                                                                                            ================    ===============
                                                                                            ================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accrued and other liabilities                                                         $           47,622    $        44,259
   Note payable to stockholder                                                                       10,000             10,000
                                                                                            ----------------    ---------------

        Total liabilities                                                                            57,622             54,259
                                                                                            ----------------    ---------------
                                                                                            ----------------    ---------------

STOCKHOLDERS' DEFICIT:
   Common stock - $0.0001 par value; 50,000,000 shares authorized; 19,721,000 and 15,221,000 shares issued
      and outstanding, respectively                                                                   1,972              1,522
   Additional paid-in capital                                                                       834,076            699,189
   Deficit accumulated during the development stage                                               (888,930)          (750,240)
                                                                                            ----------------    ---------------
                                                                                            ----------------    ---------------

        Total stockholders' deficit                                                      $         (52,882)           (49,529)
                                                                                            ----------------    ---------------
                                                                                            ----------------    ---------------

TOTAL                                                                                    $            4,740    $         4,730
                                                                                            ================    ===============
                                                                                            ================    ===============


-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                           For the           For the            For the            For the         For the Period
                                         three months          six                three               six           March 4, 1999
                                            ended             months             months             months            (date of
                                        June 30, 2003         ended              ended              ended          incorporation)
                                                             June 30,           June 30,           June 30,       to June 30, 2003
                                                               2003               2002               2002
                                       --------------    ---------------    ---------------     -------------    ------------------

REVENUES:
    Consulting                         $            -    $             -    $             -     $           -    $           86,544
    Other income                                    -                  -                  -                 -                10,000
    Interest income                                 -                  -                  -                 -                 5,390
                                       --------------    ---------------    ---------------     -------------    ------------------

       Total revenues                               -                  -                  -                 -               101,934
                                       --------------    ---------------    ---------------     -------------    ------------------

EXPENSES:
    Officer and director compensation          37,500             75,188                  -                 -               255,188
    Consulting and professional fees           23,793             47,656             13,052            13,753               479,415
    Website design                                  -                  -                  -                 -                32,000
    Occupancy                                   7,500             15,038             10,500            21,000               162,038
    Interest                                      300                600                  -                 -                 1,800
    Other                                          30                208              1,020             1,101                60,423
                                       --------------    ---------------    ---------------     -------------    ------------------

       Total expenses                          69,123            138,690             24,572            35,854               990,864
                                       --------------    ---------------    ---------------     -------------    ------------------

NET LOSS                               $      (69,123)  $       (138,690)  $        (24,572)   $      (35,854)  $          (888,930)
                                       ==============    ===============    ===============     =============    ==================

Net Loss Per Share -
    Basic and Diluted                  $         0.00   $           0.01   $           0.00    $         0.00
                                       ==============    ===============    ===============     =============

 Weighted Average Number of Shares
    Outstanding                            19,721,000         18,154,700         13,340,300        13,458,400
                                       ==============    ===============    ===============     =============

-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                  Additional          During the
                                                   Common Stock                    Paid-In            Development
                                           Shares               Amount             Capital               Stage             Total
                                       ----------------    -----------------    ---------------     -----------------  ------------
Balances, December 31, 2002                  15,221,000            $   1,522          $ 699,189           $ (750,240)     $(49,529)

Issuance of common stock for services
and rent (net of deferred compensation
of $134,663)                                  4,500,000                  450            134,887                     -      135,337

Net Loss                                              -                    -                                (138,690)     (138,690)
                                       ----------------    -----------------    ---------------     -----------------  ------------

Balances, June 30, 2003                      19,721,000                1,972           $834,076           $ (888,930)  $   (52,882)
                                       ================    =================    ===============     =================  ============

-----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      For the          For the          For the         For the           For the
                                                       three             six             three            six          period March
                                                       months           months           months         months            4, 1999
                                                       ended            ended            ended           ended           (date of
                                                      June 30,         June 30,         June 30,        June 30,      incorporation)
                                                        2003             2003             2002           2002           to June 30,
                                                                                                                           2003
                                                    -----------    -------------    -------------   ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $  (69,123)  $     (138,690)   $     (24,572)   $   (35,854)   $      (888,930)
Adjustments to reconcile net loss to net cash
    used by operating activities:
       Stock based compensation, consulting and rent    67,500          135,337           21,832         25,333            602,637
       (Decrease) increase in accrued and other
             liabilities                                   (38)          (1,637)             937         (4,986)             42,622
                                                    -----------    -------------    -------------   ------------     --------------
NET CASH USED BY OPERATING
      ACTIVITIES                                        (1,661)          (4,990)          (1,803)       (15,507)          (243,671)
                                                    -----------    -------------    -------------   ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made                                                    -                -                 -              -           (25,000)
Repayment of loan                                            -                -                 -              -             25,000
                                                    -----------    -------------    -------------   ------------     --------------
NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                                                                -              -                  -
                                                    -----------    -------------    -------------   ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances from stockholders                      5,000            5,000            3,000          3,000             37,646
Repayments of loans from stockholders                         -                -                -              -           (22,646)
Cash paid for stock issuance costs                            -                -                -              -           (45,189)
Proceeds from the issuance of common stock                    -                -                -              -            278,600
                                                    -----------    -------------    -------------   ------------     --------------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                            5,000            5,000            3,000          3,000            248,411
                                                    -----------    -------------    -------------   ------------     --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             3,339               10            1,197       (12,507)              4,740

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                   1,401            4,730            1,466         15,170                  -
                                                    -----------    -------------    -------------   ------------     --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $     4,740  $         4,740   $        2,663   $      2,663   $          4,740
                                                    ===========    =============    =============   ============     ==============

Supplemental disclosure of cash flow information:

Cash Paid For:
    Interest                                        $         -  $             -   $          -     $          -   $              -
                                                    ============    =============   =============   ============     ==============
    Income taxes                                    $         -  $             -   $          -     $          -   $              -
                                                    ============    =============   ==============  ============     ==============

-----------------------------------------------------------------------------------------------------------------------------------

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10KSB.

Revenue Recognition

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $889,000 for the period March 4, 1999 (date of incorporation) to June 30, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

On May 11, 2001 our registration statement with the Securities and Exchange Commission to allow various stockholders to offer to sell 6,565,000 shares of the common stock they own in our company was declared effective. We paid all expenses associated with the registration of the shares and printing of the prospectus.

In December 2001, we borrowed approximately $10,000 from a stockholder. The note, which is unsecured and accrues interest at the rate of 12% annum, was due along with all accrued interest on December 8, 2002. The note was not paid and is in default. Accordingly, although no such claims have been made to date, the note holder has the right to claim immediate, liquidated damages of $1,000 per month in addition to the repayment of principal and interest. One of our directors has guaranteed repayment of this obligation.

During the quarter ended June 30, 2003, one of our directors advanced $5,000 to us. This amount is included in accrued and other liabilities. In addition, as of such date, accrued and other liabilities includes approximately $39,900 owed for services rendered and expenses incurred by various stockholders; two of whom are also officers and directors. All of these amounts are unsecured, non-interest bearing and due on demand.

We lease our office space and secretarial support from an entity owned by one of our stockholders under a lease agreement, which required monthly consideration of $3,500 through September 2002. During the period October 1, 2002 to December 31, 2002, this stockholder provided similar rent and services to us at no cost, and no value was ascribed to such rent and services in our statement of operations for such period. Total rent during the six months ended June 30, 2003 and 2002, and the period March 4, 1999 (date of incorporation) to June 30, 2003 approximated $15,000, $21,000, and $162,000, respectively. In connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002, and 500,000 shares of our common stock as consideration for rent for the year ended December 31, 2003. Because the 500,000 shares of stock represent consideration for rent for the entire year ended December 31, 2003, $7,500 (or twenty-five percent of the value of the shares) has been recognized as expense during each of the quarters ended March 31 and June 30, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as rent is provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

During the years ended December 31, 2002, 2001 and 2000, we recognized $55,000, $35,000 and $60,000, respectively of officer and director compensation (as consideration for these services, we issued 500,000, 400,000 and 600,000 shares of our common stock, respectively). In addition, during the three months ended March 31, 2003, we issued 2,500,000 shares of our common stock to our Vice President and Director. Because these shares represent consideration for services to be provided for the entire year ended December 31, 2003, approximately $37,500 (or twenty-five percent of the value of the shares) has been recognized as expense during each of the quarters ended March 31 and June 30, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as the services are provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

We believe these amounts represent the fair value of the services provided to us by our officers during these periods. No amounts were ascribed to services provided by our officers prior to January 1, 2000, or during the six months ended June 30, 2002, as during these periods, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by our officers was not considered significant during these times.

In addition to various stock based expenses discussed above, during the period March 4, 1999 (date of incorporation) to June 30, 2003, we issued the following shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:

             Description of Service                 Value of Service       Share Price       Shares Issued       Date Issued
             ----------------------                 ----------------       -----------       -------------       -----------
Website Design                                          $ 32,000              $0.10             320,000            12/2/99
Equipment Appraisal                                     $ 28,800              $0.10             288,000            12/2/99
Search for Joint Venture Partners                       $ 23,500              $0.10             235,000            12/2/99
Promotion and Capital Raising Services                  $ 40,000              $0.10             400,000            9/26/01
Capital and Joint Venture Assistance                    $ 20,000              $0.10             200,000            9/26/01
Capital and merger partner assistance                   $ 88,500              $0.11             804,545            6/13/02
Capital and merger partner assistance                   $ 55,000              $0.11             500,000            8/26/02
Capital and merger partner assistance                   $ 90,000              $0.06            1,500,000           3/05/03
                                                        --------                               ---------

Totals                                                  $377,800                               4,247,545
                                                        ========                               =========

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been (or in the case of the 1,500,000 shares issued on March 5, 2003 ultimately is expected to be) included in various expenses. The 1,500,000 shares of stock issued on March 5, 2003 represent consideration for services to be provided for the entire year ended December 31, 2003. Accordingly, twenty-five percent of the value above has been recognized as expense during each of the quarters ended March 31 and June 30, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital and will be recognized as expense as the services are provided. Also, the shares are subject to recall and cancellation if we fail to merge with a certain company by September 30, 2003.

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

At June 30, 2003 we had net operating loss carryforwards of approximately $616,100 for income tax purposes. Assuming that a future merger, acquisition and/or other transaction does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income in various periods ended June 30, 2023. The deferred income tax assets arising from these net operating loss carryforwards are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such asset as their realization did not meet the required asset recognition standards established by SFAS 109.

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

NOTE F - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002, and the financial statements as of and for the three and six months ended June 30, 2003 and 2002 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, we have no assets.

Results of operations for the three months ended 6/30/03 vs. 6/30/02

During the three months ended June 30, 2003 and 2002, we did not generate any revenue as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the three months ended June 30, 2003 and 2002, we incurred total expenses of approximately $69,100 and $24,600, respectively. These expenses consisted substantially of officer and director compensation, and consulting and professional fees during the three months ended June 30, 2003 (substantially all of these expenses were stock based) and consulting and professional fees, and occupancy during the three months ended June 30, 2002. We did not record officer and director compensation for the three months ended June 30, 2002 because services provided by our management were negligible during this period.

Results of operations for the six months ended 6/30/03 vs. 6/30/02

During the six months ended June 30, 2003 and 2002, we did not generate any revenue as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the six months ended June 30, 2003 and 2002, we incurred total expenses of approximately $138,700 and $35,900, respectively. These expenses consisted substantially of officer and director compensation, and consulting and professional fees during the six months ended June 30, 2003 (substantially all of these expenses were stock based) and consulting and professional fees, and occupancy during the six months ended June 30, 2002. We did not record officer and director compensation for the six months ended June 30, 2002 because services provided by our management were negligible during this period.

Since Inception

Since our inception we have generated revenues and incurred expenses of approximately $102,000 and $991,900, respectively, resulting in a cumulative net loss of approximately $889,000. Substantially all of the revenues arise from consulting services provided to a Chinese entity. With respect to our expenses, approximately $602,700 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $364,200. Most of these expenses were funded by $233,000 in net proceeds we received from sales of our common stock and the aforementioned revenues of $102,000.

Liquidity

At the end of the quarter, on June 30, 2003, we have $4,740 in cash. We do not currently have sufficient cash to pay our expenses over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditure or implement our business plan.

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

Item 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

         99.1     Sarbanes-Oxley exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE                              TITLE                                      DATE
    ---------                              -----                                      ----
    Annette Shaw                           Chief Executive and Chief Accounting       July 30, 2003
                                           Officer

                                       13

CERTIFICATIONS

I, Annette Shaw, certify that:

1. I have reviewed this quarterly report on Form 10QSB of AVIC Technologies, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003 ("Evaluation Date"); and

     (iii) Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July 30, 2003

/s/ Annette Shaw
    Annette Shaw
    Chief Executive and Chief Accounting Officer

                                 Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the quarterly filing of AVIC Technologies, Ltd., a Delaware corporation (the "Company"), on Form 10QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Annette Shaw, Director and Chief Financial Officer of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/Annette Shaw
Annette Shaw
Chief Executive and Chief Accounting Officer
July 30, 2003