Form 10QSB
period 2003-09-30
AVIC TECHNOLOGIES LTD
filed 2003-11-14
CIK 1093933

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange

Act for the transition period from  _________ to _________.

Commission File Number: 000-32477

AVIC TECHNOLOGIES LTD.

(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	98-0212726 (IRS Employer I.D. No.)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 15, 2003.

19,721,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

INDEX TO FORM 10-QSB

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and the period March 4, 1999 (date of incorporation) to September 30, 2003	4

	Statement of Stockholders' Deficit for the nine months ended September 30, 2003	5

	Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002, and the period March 4, 1999 (date of incorporation) to September 30, 2003	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	11

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	13

	Certifications	14

PART I – FINANCIAL INFORMATION

Item 1.

AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS

Cash	$17,422	$4,730

TOTAL	$17,422	$4,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued and other liabilities	$54,967	$44,259
Note payable to stockholder	10,000	10,000

Total liabilities	64,967	54,259

STOCKHOLDERS' DEFICIT:
Common stock - $0.0001 par value; 50,000,000 shares
authorized; 19,721,000 and 15,221,000 shares issued and outstanding, respectively	1,972	1,522
Additional paid-in capital	901,576	699,189
Deficit accumulated during the development stage	(951,093)	(750,240)

Total stockholders' deficit	$(47,545)	(49,529)

TOTAL	$17,422	$4,730

SEE NOTES TO FINANCIAL STATEMENTS.

AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2002	For the Period March 4, 1999 (date of incorporation) to September 30, 2003

REVENUES:
Consulting	$-	$-	$-	$-	$86,544
Other income	10,000	10,000	-	-	20,000
Interest income	-	-	-	-	5,390

Total revenues	10,000	10,000	-	-	111,934

EXPENSES:
Officer and director compensation	37,500	112,688	110,000	110,000	292,688
Consulting and professional fees	26,863	74,519	36,852	50,605	506,278
Website design	-	-	-	-	32,000
Occupancy	7,500	22,538	10,500	31,500	169,538
Interest	300	900	900	900	2,100
Other	-	208	1,670	2,771	60,423

Total expenses	72,163	210,853	159,922	195,776	1,063,027

NET LOSS	$(62,163)	$(200,853)	$(159,922)	$(195,776)	$(951,093)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	19,721,000	18,682,500	14,612,300	13,769,000

SEE NOTES TO FINANCIAL STATEMENTS.

AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2002	15,221,000	$ 1,522	$ 699,189	$ (750,240)	$ (49,529)

Issuance of common stock for services and rent (net of deferred compensation of $67,162)	4,500,000	450	202,387	-	202,837

Net Loss				(200,853)	(200,853)

Balances, September 30, 2003	19,721,000	1,972	$ 901,576	$ (951,093)	$(47,545)

SEE NOTES TO FINANCIAL STATEMENTS.

AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2002	For the period March 4, 1999 (date of incorporation) to September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(62,163)	$(200,853)	$(159,922)	$(195,776)	$(951,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation, consulting and rent	67,500	202,837	156,333	181,666	670,137
(Decrease) increase in accrued and other liabilities	3,645	2,008	2,751	(2,235)	46,267
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,982	3,992	(838)	(16,345)	(234,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan made	-	-	-	-	(25,000)
Repayment of loan	-	-	-	-	25,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances from stockholders	3,700	8,700	-	3,000	41,346
Repayments of loans and advances from stockholders	-	-	-	-	(22,646)
Cash paid for stock issuance costs	-	-	-	-	(45,189)
Proceeds from the issuance of common stock	-	-	-	-	278,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,700	8,700	-	3,000	252,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,682	12,692	(838)	(13,345)	17,422

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,740	4,730	2,663	15,170	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,422	$17,422	$1,825	$1,825	$17,422

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS.

 AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – FORMATION AND OPERATIONS OF THE COMPANY

Avic Technologies Ltd., Inc. (“we”, “us”, “our”) was incorporated under the laws of the state of Delaware on March 4, 1999.  We currently are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore during the year ended December 31, 2002, our Board decided that it was in the best interests of the shareholders to dispose of the current business and seek other opportunities. Towards this goal, on September 15, 2003, we entered into a “Memorandum of Understanding” to acquire Rowalit Textile Group (Holding) Ltd. (“Rowalit”).  Rowalit is a Chinese company engaged in the textile industry.  The closing is targeted for December 30, 2003 and is subject to the completion of all regulatory filings.

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America.  In our opinion, all adjustments (consisting of normal and recurring adjustments) considered   necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10KSB.

Revenue Recognition

We record revenues as services are rendered.

 AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have suffered recurring losses and have a stockholders’ deficit of $47,545 at September 30, 2003. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business.  In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – RELATED PARTY TRANSACTIONS

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

During the quarters ended June 30 and September 30, 2003, one of our directors advanced $5,000 and $3,700, respectively to us.  These amounts are included in accrued and other liabilities.  In addition, as of September 30, 2003, accrued and other liabilities includes approximately $46,300 owed for services rendered and expenses incurred by various stockholders; one of whom is an officer and director.   All of these amounts are unsecured, non-interest bearing and due on demand.

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

 AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002, and 500,000 shares of our common stock as consideration for rent for the year ended December 31, 2003. Because the 500,000 shares of stock were to represent consideration for rent for the entire year ended December 31, 2003, $7,500 (or twenty-five percent of the value of the shares) has been recognized as expense during each of the quarters ended March 31, June 30 and September 30, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital.

Total rent during the nine months ended September 30, 2003 and 2002, and the period March 4, 1999 (date of incorporation) to September 30, 2003 was $22,538, $31,500 and $169,538, respectively.

During the years ended December 31, 2002, 2001 and 2000, we recognized $55,000, $35,000 and $60,000, respectively of officer and director compensation (as consideration for these services, we issued 500,000, 400,000 and 600,000 shares of our common stock, respectively).

In addition, during the three months ended March 31, 2003, we issued 2,500,000 shares of our common stock to an officer and Director.  Because these shares were to represent consideration for services to be provided for the entire year ended December 31, 2003, approximately $37,500 (or twenty-five percent of the value of the shares) has been recognized as expense during each of the quarters ended March 31, June 30, and September 30, 2003; the remaining amount has been deferred through a reduction in additional paid-in capital.

We believe these amounts represent the fair value of the services provided to us by our officers during these periods.    No amounts were ascribed to services provided by our officers prior to January 1, 2000, or during the six months ended September 30, 2002, as during these periods, we engaged and directed consultants to perform the majority of the services we required; accordingly we believe the value of services provided by our officers was not considered significant during these times.

In addition to various stock based expenses discussed above, during the period March 4, 1999 (date of incorporation) to September 30, 2003, we issued the following shares of our common stock as consideration for the following services, which were provided by entities in which various stockholders have ownership interests:

Description of Service	Value of Service	Share Price	Shares Issued	Date Issued

Website Design	$ 32,000	$0.10	320,000	12/2/99
Equipment Appraisal	$ 28,800	$0.10	288,000	12/2/99
Search for Joint Venture Partners	$ 23,500	$0.10	235,000	12/2/99
Promotion and Capital Raising Services	$ 40,000	$0.10	400,000	9/26/01
Capital and Joint Venture Assistance	$ 20,000	$0.10	200,000	9/26/01
Capital and merger partner assistance	$ 88,500	$0.11	804,545	6/13/02
Capital and merger partner assistance	$ 55,000	$0.11	500,000	8/26/02
Capital and merger partner assistance	$ 90,000	$0.06	1,500,000	3/05/03
Totals	$377,800		4,247,545

 AVIC TECHNOLOGIES LTD.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been (or in the case of the 1,500,000 shares issued on March 5, 2003 ultimately was expected to be) included in various expenses.

The 1,500,000 shares of stock issued on March 5, 2003 were to represent consideration for services to be provided for the entire year ended December 31, 2003.  Accordingly, twenty-five percent of the value above has been recognized as expense during each of the quarters ended March 31, June 30, and September 30, 2003; the remaining amount was deferred through a reduction in additional paid-in capital.

During the period March 4, 1999 (date of incorporation) to December 31, 1999, we paid $38,500 for certain consulting services to an entity owned by a family member of one of our directors and stockholders.

In connection with a Regulation S offering, we paid fees of approximately $36,000 to a company partially owned by a spouse of one of our directors and stockholders.  Because the costs related to the sale of our stock, they have been reflected as a reduction of stockholders’ equity in the accompanying financial statements.

NOTE D – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2003 we had net operating loss carryforwards of approximately $550,600 for income tax purposes.  Assuming that a future merger, acquisition and/or other transaction does not trigger a “change in control” (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income in various periods ended September 30, 2023.  The deferred income tax assets arising from these net operating loss carryforwards are not recorded in the accompanying balance sheets because we established a valuation allowance to fully reserve such asset as their realization did not meet the required asset recognition standards established by SFAS 109.

Temporary differences arise primarily from certain accrued liabilities that are not deductible for income tax purposes until they are paid.

NOTE E - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98").  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period.  There have been no common equivalent shares outstanding at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002, and the financial statements as of and for the three and nine months ended September 30, 2003 and 2002 included with this Form 10-QSB.

Readers are referred to the cautionary statement at page 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  With the exception of cash, we have no assets.

Results of operations for the three months ended 9/30/03 vs. 9/30/02

During the three months ended September 30, 2003 and 2002, our revenues were insignificant as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the three months ended September 30, 2003 and 2002, we incurred total expenses of approximately $72,200 and $159,900 respectively.  These expenses consisted substantially of officer and director compensation, and consulting and professional fees during each of the three month periods ended September 30, 2003 and 2002.  Substantially all of these expenses were stock-based.

Results of operations for the nine months ended 9/30/03 vs. 9/30/02

During the nine months ended September 30, 2003 and 2002, our revenues were insignificant as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the nine months ended September 30, 2003 and 2002, we incurred total expenses of approximately $210,900 and $195,800 respectively.  These expenses consisted substantially of officer and director compensation, and consulting and professional fees during each of the nine month periods ended September 30, 2003 and 2002. Substantially all of these expenses were stock-based.

Since Inception

Since our inception we have generated revenues and incurred expenses of approximately $111,900 and $1,063,000, respectively, resulting in a cumulative net loss of approximately $951,100.  Substantially all of the revenues arise from consulting services provided to a Chinese entity. With respect to our expenses, approximately $670,200 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $25,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits.   After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $367,800.  Most of these expenses were funded by $233,000 in net proceeds we received from sales of our common stock and the aforementioned revenues of $111,900.

Liquidity

As of September 30, 2003, we have $17,422 in cash.  We do not currently have sufficient cash to pay our expenses over the next twelve months.  Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditure or implement our business plan.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements.  Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management’s Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things:  (i) our liquidity and capital resources;  (ii) our financing opportunities and plans and (iii) our future performance and operating results.  Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  The factors that might cause such differences include, among others, the following:  (i) any material inability to successfully internally develop our products;  (ii) any adverse effect or limitations caused by Governmental regulations;  (iii) any adverse effect on our positive cash flow and ability to obtain acceptable financing in connection with our growth plans;  (iv) any increased competition in business;  (v) any inability to successfully conduct our business in new markets; and (vi) other risks  including  those  identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

31

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer

32

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
Victor Sun	Chief Executive and Chief Accounting Officer	November 7, 2003

Exhibit 31

CERTIFICATIONS

I, Victor Sun, certify that:

1.

I have reviewed this quarterly report of AVIC Technologies, Ltd;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 7, 2003

/s/ Victor Sun

    Victor Sun

    Chief Executive and Chief Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly filing of AVIC Technologies, Ltd., a Delaware corporation (the "Company"), on Form 10QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Annette Shaw, Director and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/Victor Sun

Victor Sun

Chief Executive and Chief Accounting Officer

November 7, 2003