Form 10KSB
period 2003-12-31
AVIC TECHNOLOGIES LTD
filed 2004-03-22
CIK 1093933

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2003

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

     Suite 600, 447 St-Francis Xavier St., Montreal, Quebec, Canada H2Y 2T1
                    (Address of principal executive offices)

                                 (514) 844-3510
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
Registrant: $1,674,000.00

As of December 31, 2003, the Registrant had 15,221,000 shares of its Common Stock outstanding.

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

         This joint venture was never realized, and in December, 2001, the Board of Directors of Avic decided to close its China operations and re-orient the business goal of the Company elsewhere.

         Currently the Company has no business and is actively seeking new ventures. There can be no assurance such ventures will be found or that the necessary funding to finance any new business venture will be obtained. Towards this goal, on August 26, 2002, we entered into an agreement to acquire Ecolo-Mondo Ltd from International Management Technologies ("IMT") of Montreal, Quebec. Ecolo-Mondo is a Canadian company engaged in the field of waste recycling. The sale was scheduled to close by November 2002, however IMT was unable to meet various conditions and requirements included in our agreement. As such, on November 15, 2002, AVIC notified IMT that we were terminating the proposed acquisition.

         On September 25, 2003, we entered into an agreement to acquire Rowalit Textile Group (Holding) LTD of Hong Kong, China. Rowalit is a Chinese textile manufacturer specializing in men and women suits and uniforms. The sale was scheduled to close by December 31, 2003, but can be extended if required. As at December 31, 2003, no closing action has taken place yet. Subsequent to our year-end, due to the failure of Rowalit to satisfy several terms of the acquisition, on January 31, 2004, we informed Rowalit, that we will not proceed with the transaction.

         On February 4, 2004, we signed a share Exchange (and Purchase) Agreement to acquire all the common and voting shares of East Delta Resources Corp. (EDR), a Delaware corporation. EDR through its wholly-owned Canadian subsidiary, Amingo Resources Inc., is in the business of exploration and mining of gold and other precious metals, with a geographic focus in Southeast Asia, and other developing countries of the former Soviet Union. The Agreement is subject to shareholder and regulatory approvals and at this time we cannot offer any assurances that this transaction will be closed.

Employees

         We currently have one full time employee, who is also a member of senior management. None of our employees are represented by a labor union. We believe that relations with our employee is good.

ITEM 2. PROPERTIES

         The Company maintains its corporate offices at Suite 600, 447 St-Francis-Xavier St., Montreal, Quebec, Canada where we have approximately 500 square feet of space rented on a month to month basis from one of our stockholders. Through September 30, 2002, we were obligated under a lease agreement that required monthly consideration of $3,500 (in connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002). During the period ended October 1, 2002 to December 31, 2002, this stockholder provided similar rent and services to us at no cost.

During the year ended December 31, 2003, we agreed to pay $42,000 to this stockholder as consideration for rent and office services for 2003. The amount has not yet been paid. Accordingly, such amount is included in accrued and other liabilities in the accompanying 2003 financial statements. We expect to negotiate a settlement with the landlord through the issuance of shares of AVIC common stock.

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         (a) Market Information

         The common shares of the Company commenced quotation on the NASD Bulletin Board on August 24, 2001, under the ticker symbol AVIC.

         Market data as at December 31, 2003

         Historical Stock Prices


Quarter ended                          Hi               Low
-------------                          --               ---

December 31, 2003                     0.16$            $ 0.14
September 30, 2003                    0.20$            $ 0.07
June 30, 2003                         0.15$            $ 0.07
March 31, 2003                        0.11$            $ 0.07

December 31, 2002                     0.25$            $ 0.11
September 30, 2002                    0.52$            $ 0.10
June 30, 2002                         0.22$            $ 0.11
March 31, 2002                        0.20$            $ 0.15


         (b) Holders

         As of December 31, 2003, Registrant had 15,221,000 shares of its Common Stock outstanding, held by approximately sixty-five shareholders of record.

         Of the 15,221,000 shares of common stock outstanding of which 8,110,000 shares are currently subject to the resale restrictions and limitations of Rule
144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         In February 15, 2003, AVIC issued 1,500,000 shares of Common Stock to an outside consultant; 2,500,000 shares of Common Stock of the Company to Mr.

Victor I. H. Sun of Quebec, Canada and 500,000 shares of Common Stock of the Company to Mr. Louis H. Ladouceur of Montreal, Quebec, Canada, in connection with a potential merger.

         However, the merger was not successfully completed and on October 18, 2003, the aforementioned 4,500,000 were returned to the Company and subsequently cancelled.

         As at December 31, 2003, the Company had no warrants issued and outstanding.

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

(d) Recent Sale of Unregistered Securities

               None

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Selected Financial Data

         The following selected financial data for the year ending December 31, 2003 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data



                                             From Year Ending
                               12/31/03    12/31/02     12/31/01      12/31/00
                              ----------   ---------    --------      --------
Net Revenues                  $  10,000    $  10,000    $  41,371    $  50,563
Total Expenses                $ 114,382    $ 242,016    $ 206,153    $ 211,674
Income Taxes                        -0-          -0-          -0-          -0-
Net Loss                      ($104,382)   ($232,016)   ($164,782)   ($161,111)
Loss Per Share                ($   0.01)   ($   0.02)   ($   0.01)   ($   0.01)

Balance Sheet Data

                                  December 31,2003

Working Capital Deficit             $(153,911)
Total Assets                        $   5,498
Total Liabilities                   $ 159,409
Stockholders' Deficit               $(153,911)


         The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, availability of the Product and our ability to market our product.

         As described above, initially our main business purpose was to provide our technical expertise in the fiberglass window industry as consultants to small and medium building contractors, and establishing joint ventures in the production and marketing of fiberglass window frames in China. We are now inactive and are seeking a new venture.

Revenues and Cash Position

During the year ended December 31, 2003 we recognized income of $10,000 as a result of a failed merger for which we had received a down payment. In 2002, we generated consulting revenue of $10,000. Our net losses for 2003 and 2002 were $104,382 and $232,016, respectively.

         As of December 31, 2003, our cash position was $5,498 compared to $4,730 as of December 31, 2002. Our present cash position is inadequate to support our activities for the upcoming fiscal year, and no assurances can be given that funds will be raised to pay our expenses.

Operating Expenses and Net Loss

         Our average monthly expenses during the year ended December 31, 2003 approximated US$10,000, and included rent, employee salaries, management salaries, office overhead, consultant and professional fees, travel, business entertainment, equipment, and insurance.

         Officer and director compensation expenses were $58,381 for the year ended December 31, 2003 compared to $55,000 for the year ended December 31, 2002. There is a small increase of $3,381 in officer and director compensation expenses.

         Occupancy expenses represented approximately 37% of our total expenses in 2003. Professional and consulting fees were $6,906 for the year end 2003 compared to $150,690 in 2002. The decline in such account occurred primarily because 2002 included $150,690 of expenses related to our search for a merger partner.

         We currently rent a 500 sq. ft. of space for our offices in Suite 600, 447 Rue Saint-Francois-Xavier, under a month to month arrangement, costing US $3,500 per month. We are looking to reduce this monthly cost.

         During the year ending December 31, 2003, the Company incurred an operating loss of US$104,382 and as of such date, we have a deficit accumulated during the development stage of US$854,622.

         Loss per share was $0.01 for the years ended December 31, 2003 as compared to $0.02 for the years ended December 31, 2002.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


Item 8A. Controls and Procedures

         The Registrant's President (who is also the Principal Accounting Officer) has evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, he has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age           Position

Victor Sun             61            President and Director


Officers and directors

During the year of 2003, Ms. Annette Shaw, Director, President and Chief Executive Officer resigned on August 18, 2003.

Victor I. H. Sun, Director, will be acting as President and Chief Executive Officer until a permanent replacement can be found.

Mr. Victor Sun,  President and Director

         Mr. Sun is a Professional Engineer with over 30 years of engineering and management experience. Mr. Sun was with Lafarge Cement for 15 years, from August 1971 to September 1986, where he directed the design of control and automation systems for all new and rehabilitation projects. In the late 1970's, he initiated the cement consulting market in China for Lafarge Consultants with the Fa Yuan project and established a co-operative relationship with a major cement design and research institute in China. He worked for Monenco Agra from Sept 1987 to August 1997 as the instrumentation discipline engineer of the Hibernia Off-Shore Platform Project. From 1996 to 1999, he served as Vice President of Asia Pacific Concrete Inc. (Calgary exchange: symbol AFI), of Calgary, Alberta, a business involved in the development with Chinese partners of cement and concrete projects in China. (The name was changed to IVG Corporation in 2002 & the new symbol is IVE.V). His experience in developing business with China's cement industry dates back 24 years while being employed by Lafarge. Since helping establish the China Pacific Industrial Corporation(CPIC), a private investment company with holdings in Canada and China, he has continued to establish relations with contacts in China and has been instrumental in developing CPIC's potential joint venture projects.

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

         The Company may also purchase and maintain insurance for the benefit of any director or officer that may cover claims for which the Company could not indemnify such persons.

Compensation of Directors

         Directors are each to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2003, none of the above honorarium has been paid.

ITEM 10. EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS



                           SUMMARY COMPENSATION TABLE

Name and
Principal Position                                                 Other        Long-term
Compensation: Options                Year (1)         Salary       Bonus       Compensation
------------------                   --------         ------       -----       ------------

Annette Shaw                           none            none         none         none
(President until August 18, 2003)

Victor I. H. Sun                       none            none         none         none
(Acting President & Director)

(1) Covers the period from January 1, 2001 to the fiscal year end on December 31, 2003.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         Directors are to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2003, none of the above honorarium has been paid.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of December 31, 2003 regarding the beneficial ownership of the Company's Common Stock, $0.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

                                         Number of
Name                                   shares owned
                                        beneficially      % of total
                                       -------------      ----------

Annette Shaw                           4,700,000              31

Victor Sun                             1,020,000              7

All Directors and Officers             1,020,000              7


Item 12. Certain Relationships and Related Transactions

         Refer to Note E of our audited financial statements included in this document.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

         Exhibit 31        Rule 13a-14(a)/15d-14(a) Certification
         Exhibit 32        Section 1350 Certification.

(b) During the fiscal year ended December 31, 2003, the Company did not file any reports on Form 8-K.

Item 14.  Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:


                                                 2003        2002
                                              ---------    ---------
Audit fees                                    $   4,719    $   4,885
Audit-related fees                            $      --    $      --
Tax fees                                      $      --    $      --
All other fees, including tax consultation    $      --    $      --
and preparation


All audit fees are approved by our board of directors. Kingery, Crouse & Hohl, P.A. does not provide any non-audit services to the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AVIC TECHNOLOGIES LTD.



------------------------------------
Victor Sun, Sole Director and Officer
(acts as chief executive officer and principal accounting officer)

Dated: March 19, 2004

   INDEX TO EXHIBITS


   Exhibit 31 -     Certification required by Rule 13a-14(a) or Rule 15d-14(a)

   Exhibit 32 -     Certification Required by Rule 13a-14(b) or Rule 15d-14(b)
                    and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                             AVIC TECHNOLOGIES LTD.
                        (A Development Stage Enterprise)

                       Financial Statements as of and for
                              various periods ended
                           December 31, 2003 and 2002,
                                       and
                          Independent Auditors' Report

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS


                                                                                                Pages
                                                                                                -----


Independent Auditors' Report                                                                     F-2

Financial Statements:

     Balance Sheet as of December 31, 2003                                                       F-3

     Statements of Operations for the years ended December 31, 2003 and 2002,                    F-4
      and for the period March 4, 1999 (date of incorporation) to December 31, 2003

     Statements of Stockholders' Equity (Deficit) for the years ended December                   F-5
      2003 and 2002, and for the period March 4, 1999 (date of incorporation) to
      December 31, 2003

     Statements of Cash Flows for the years ended December 31, 2003 and 2002,                    F-6
      and for the period March 4, 1999 (date of incorporation) to December 31,
      2003

     Notes to Financial Statements                                                               F-7



                  [Letterhead of Kingery, Crouse, & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors of Avic Technologies Ltd.:

We have audited the accompanying balance sheet of Avic Technologies Ltd. (the "Company"), a development stage enterprise, as of December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002, and for the period March 4, 1999 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period March 4, 1999 (date of incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring net losses and has a stockholders' deficit as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kingery, Crouse, & Hohl, P.A.

March 8, 2004
Tampa, FL

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                      BALANCE SHEET AS OF DECEMBER 31, 2003
                      -------------------------------------

ASSETS
------

    Cash
                                                                                          $   5,498
                                                                                          ---------
TOTAL
                                                                                          $   5,498
                                                                                          =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

LIABILITIES:
    Accrued and other liabilities                                                         $ 154,409
    Note payable to stockholder                                                               5,000
                                                                                          ---------
         Total liabilities                                                                  159,409
                                                                                          ---------

STOCKHOLDERS' DEFICIT:
    Common stock - $.0001 par value: 50,000,000 shares authorized;
         15,221,000 shares issued and outstanding                                             1,522
    Additional paid-in capital                                                              699,189
    Deficit accumulated during the development stage                                       (854,622)
                                                                                          ---------
       Total stockholders' deficit                                                         (153,911)
                                                                                          ---------

TOTAL                                                                                     $   5,498
                                                                                          =========


See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                                 For the period
                                                                                                  March 4, 1999
                                                           For the year         For the year        (date of
                                                              ended                ended         incorporation) to
                                                          December 31,         December 31,        December 31,
                                                               2003                2002                2003
                                                          ------------         ------------         --------------
     REVENUES:
        Consulting                                        $       --           $       --           $     86,544
         Interest                                                 --                   --                  5,390
         Other                                                  10,000               10,000               20,000
                                                          ------------         ------------         ------------
              Total revenues                                    10,000               10,000              111,934
                                                          ------------         ------------         ------------

     EXPENSES (substantially all related party):
        Officer and director compensation                       58,381               55,000              238,381
        Professional and consulting fees                         6,906              150,690              438,665
        Website design                                            --                                      32,000
        Occupancy                                               42,000               31,500              189,000
        Interest                                                 1,050                1,200                2,250
        Other                                                    6,045                3,626               66,260
                                                          ------------         ------------         ------------
              Total expenses                                   114,382              242,016              966,556
                                                          ------------         ------------         ------------
     NET LOSS                                             $   (104,382)        $   (232,016)        $   (854,622)
                                                          ============         ============         ============
     NET LOSS PER SHARE - Basic and diluted               $       (.01)        $       (.02)
                                                          ============         ============

     Weighted average number of shares outstanding          18,019,630           14,135,000
                                                          ============         ============

See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------





                                                                                                            Deficit
                                                                                                          Accumulated
                                                    Common Stock             Additional                   During the
                                                ---------------------         Paid-in    Subscription    Development
                                               Shares        Par Value        Capital     Receivable        Stage           Total
                                            ------------    -----------     -----------  ------------    --------------    ---------
Balances, March 4, 1999 (date of
  incorporation)                                    --      $      --      $      --      $      --      $      --      $      --

Proceeds from issuance of stock:
     At $0.0001 per share                      8,000,000            800           --             --             --              800
     At $0.10 (net of stock issuance           2,778,000            278        277,522         (2,980)          --          274,820
     costs)

Issuance of common stock for services            843,000             84         84,216           --             --           84,300

Net loss for December 31, 1999                      --             --             --             --         (192,331)      (192,331)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1999                   11,621,000          1,162        316,549         (2,980)      (192,331)       122,400

Issuance of common stock for services            600,000             60         59,940           --             --             --
                                                                                                                             60,000
Collection of subscription receivable                                                           2,980                         2,980

Net loss for December 31, 2000                      --             --             --             --         (161,111)      (161,111)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2000                   12,221,000          1,222        376,489           --         (353,442)        24,269

Issuance of common stock for services          1,000,000            100         99,900           --             --          100,000

Net loss for December 31, 2001                      --             --             --             --         (164,782)      (164,782)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2001                   13,221,000          1,322        476,389           --         (518,224)       (40,513)

Issuance of common stock:
   At $.11 per share                           1,900,000            190        208,810           --             --          209,000
   At $.14 per share                             100,000             10         13,990           --             --           14,000

Net loss for December 31, 2002                                                                              (232,016)      (232,016)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2002                   15,221,000          1,522        699,189           --         (750,240)       (49,529)

Issuance of common stock for services
   and rent                                    4,500,000            450        202,386           --             --          202,836

Cancellation of shares                        (4,500,000)          (450)      (202,386)          --             --         (202,836)

Net loss for December 31, 2003                      --             --             --             --         (104,382)      (104,382)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2003                   15,221,000    $     1,522    $   699,189    $      --      $  (854,622)   $  (153,911)
                                             ===========    ===========    ===========    ===========    ===========    ===========

See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                                    For the period
                                                                                                                    March 4, 1999
                                                                                 For the             For the          (date of
                                                                                year ended         year ended      incorporation) to
                                                                               December 31,       December 31,       December 31,
                                                                                   2003               2002              2003
                                                                              ----------------   ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                   $(104,382)         $(232,016)      $(854,622)
        Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Stock based compensation and consulting                                         --              223,000         467,300
        (Decrease) increase in accrued and other liabilities                         110,150              1,076         154,409
                                                                                   ---------          ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    5,768             (7,940)       (232,913)
                                                                                   ---------          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Loan made                                                                       --                 --           (25,000)
        Repayment of loan                                                               --                 --            25,000
                                                                                   ---------          ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                               --                 --              --
                                                                                   ---------          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Loans from stockholders                                                         --                 --            30,146
        Advance from stockholder                                                        --                 --             2,500
        Repayments of loans and advances from stockholders                            (5,000)            (2,500)        (27,646)
        Cash paid for stock issuance costs                                              --                 --           (45,189)
        Proceeds from the issuance of common stock                                      --                 --           278,600
                                                                                   ---------          ---------       ---------
NET CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES
                                                                                      (5,000)            (2,500)        238,411
                                                                                   ---------          ---------       ---------

NET INCREASE (DECREASE) IN CASH                                                          768            (10,440)          5,498

CASH AT BEGINNING OF PERIOD                                                            4,730             15,170            --
                                                                                   ---------          ---------       ---------

CASH AT END OF PERIOD                                                              $   5,498          $   4,730       $   5,498
                                                                                   =========          =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid (no income taxes paid)                              $    --            $    --         $     460
                                                                                   =========          =========       =========


See notes to financial statements.

                             AVIC TECHNOLOGIES LTD.
                             ----------------------
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Avic Technologies Ltd. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 4, 1999. We currently are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore during the year ended December 31, 2002, our Board decided that it was in the best interests of the shareholders to dispose of the current business and seek other opportunities. Towards this goal, on September 15, 2003, we entered into a "Memorandum of Understanding" to acquire Rowalit Textile Group (Holding) Ltd. ("Rowalit"), however the transaction was subsequently terminated.

Subsequent to December 31, 2003, we acquired, subject to shareholder and regulatory approval, all of the shares of East Delta Resources Corp, a related entity by virtue of our CEO's 25% ownership and control.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

We record revenues as services are rendered.

Net Loss Per Share
------------------

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

Stock - Based Compensation
--------------------------

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

Recent Pronouncements
---------------------

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our financial statements.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $854,600 for the period March 4, 1999 (date of incorporation) to December 31, 2003, and at December 31, 2003, we have a stockholders' deficit of approximately $153,900. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Assuming our net operating loss carryforwards are not disallowed by taxing authorities because of certain "change in control" provisions of the Internal Revenue Code, and/or our failure to file timely tax income tax returns, at December 31, 2003 we have net operating loss carryforwards of approximately $545,200 for income tax purposes. These carryforwards expire in various years through the year ended December 31, 2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

Temporary differences arise primarily from certain accrued liabilities that are not deductible for income tax purposes until they are paid. In addition, certain stock based expenses of approximately $155,000 are considered to be a permanent difference between book and tax reporting.

NOTE D - ISSUANCE AND CANCELLATION OF COMMON SHARES

During the three months ended March 31, 2003, we issued a total of 3,000,000 shares to two related individuals (one of whom is currently our President and Director) and 1,500,000 shares to a non-related entity for various services and rent to be performed and/or provided in 2003. Pursuant to the agreement between the parties, the shares were canceled in October 2003 because we failed to consummate a merger transaction by September 30, 2003. As a result, during the year ended December 31, 2003, no expense resulted from these share issuances.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

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

In December 2001, we borrowed approximately $10,000 from a stockholder. The note, which is unsecured and accrues interest at the rate of 12% annum, was due along with all accrued interest on December 8, 2002. We paid $5,000 on the note in 2003, however the remaining amount remains in default. Accordingly, and although no such claims have been made to date, the note holder has the right to claim immediate, liquidated damages of $1,000 per month in addition to the repayment of principal and interest. Our director has personally guaranteed repayment of this obligation.

During the year ended December 31, 2001, we incurred consulting fees of $27,750 from two of our stockholders (one of whom is currently our President and Director). At December 31, 2002 and 2001, $7,560 of this amount was unpaid and included in accrued and other liabilities.

We lease our office space from an entity owned by one of our stockholders under a lease agreement that required monthly consideration of $3,500 through September 30, 2002 (in connection with this arrangement, our landlord accepted 195,455 shares of our common stock as consideration for rent for the period March 1, 2002 to September 2002). During the period ended October 1, 2002 to December 31, 2002, this stockholder provided similar rent and services to us at no cost and no value was ascribed to the value of such free rent and services in the accompanying December 31, 2002 statement of operations.

In 2003 we rented this space under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year). Since, the $42,000 has not yet been paid, the amount has been included in accrued and other liabilities in the accompanying 2003 financial statements.

Total rent expense during the years ended December 31, 2003 and 2002, and the period March 4, 1999 (date of incorporation) to December 31, 2003 was $42,000, $31,500 and $205,381, respectively.

During the years ended December 31, 2003 and 2002 and for the period March 4, 1999 (date of incorporation) to December 31, 2003, we recognized $58,380, $55,000 and $238,381, respectively of officer and director compensation. As consideration for services in 2002, we issued 500,000 shares of our common stock. The 2003 compensation has not yet been paid; accordingly it is included in accrued and other liabilities in the accompanying balance sheet. We believe these amounts represent the fair value of the services provided to us by our officers during these periods.

In addition to the rent and secretarial support, and officer and director stock based compensation discussed above, during the period March 4, 1999 (date of incorporation) to December 31, 2003, we issued 2,747,545 shares of our common stock as consideration for the following services, which were provided by stockholders and/or entities in which various stockholders have ownership interests:


             Description of Service                Value of Service     Share Price        Shares Issued        Date Issued
             ----------------------                ----------------     -----------        -------------    -----------
Website Design                                         $ 32,000            $0.10              320,000         12/2/99
Equipment Appraisal                                    $ 28,800            $0.10              288,000         12/2/99
Search for Joint Venture Partners                      $ 23,500            $0.10              235,000         12/2/99
Promotion and Capital Raising Services                 $ 40,000            $0.10              400,000         9/26/01
Capital and Joint Venture Assistance                   $ 20,000            $0.10              200,000         9/26/01
Capital and merger partner assistance                  $ 88,500            $0.11              804,545         6/13/02
Capital and merger partner assistance                  $ 55,000            $0.11              500,000         8/26/02
                                                     ------------                          -------------

Totals                                                 $287,800                              2,747,545
                                                     ============                          =============

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been included in various expenses in the accompanying statement of operations.