Form 10QSB
period 2004-03-31
EAST DELTA RESOURCES CORP.
filed 2004-05-13
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

     [_] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________.

                         Commission File Number: 0-32477

                           EAST DELTA RESOURCES CORP.
               (Exact name of registrant as specified in charter)

                  DELAWARE                               98-0212726
     (State of or other jurisdiction of            (IRS Employer I.D. No.)
       incorporation or organization)

                           447 St. Francois Xavier St.
                            Montreal, Quebec, Canada
                    (Address of Principal Executive Offices)

                                 (514) 844-3510
              (Registrant's Telephone Number, Including Area Code)

                             AVIC TECHNOLOGIES LTD.
                   (former name, if changed since last report)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April 30, 2004.

18, 591,450 Common Shares

Transitional Small Business Disclosure Format:

YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


                                                                                     Page
           FINANCIAL INFORMATION

PART I.    Financial Statements (unaudited)

Item 1.    Balance Sheets as of March 31, 2004 and December 31, 2003                   3

           Statements of Operations for the three months ended March
           31, 2004 and 2003, and the period March 4, 1999 (date of
           incorporation) to March 31, 2004                                            4

           Statement of Stockholders' Deficit for the three months ended
           March 31, 2004                                                              5

           Statements of Cash Flows for the three months ended March
           31, 2004 and 2003 and the period March 4, 1999 (date of
           incorporation) to March 31, 2004                                            6

           Notes to Financial Statements                                               7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations (including cautionary statement)                     10

Item 3.    Controls and Procedures                                                    12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                          12

Item 2.    Changes in Securities                                                      12

Item 3.    Defaults Upon Senior Securities                                            12

Item 4.    Submission of Matters to a Vote of Securities Holders                      12

Item 5.    Other Information                                                          12

Item 6.    Exhibits and Reports on Form 8-K                                           12

           Signatures                                                                 13



                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                                            March 31,
                                                                                              2004           December 31,
ASSETS                                                                                     (unaudited)           2003
------                                                                                    --------------    ---------------
  Cash and cash equivalents                                                            $         16,052  $           5,498
  Acquistion deposit                                                                             28,000                  -
                                                                                          --------------    ---------------
                                                                                       $         44,052  $           5,498
                                                                                          ==============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued and other liabilities                                                        $        155,802  $         154,409
  Advances from stockholder                                                                      29,828                  -
  Note payable to stockholder                                                                     5,000              5,000
                                                                                          --------------    ---------------
      Total liabilities                                                                         190,630            159,409
                                                                                          --------------    ---------------

STOCKHOLDERS' DEFICIT
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
   15,221,000 shares issued and outstanding                                                       1,522              1,522
   Common stock subscribed                                                                           10                  -
   Additional paid-in capital                                                                 1,023,179            699,189
   Deferred compensation                                                                      (200,000)                  -
   Deficit accumulated during the development stage                                           (971,289)          (854,622)
                                                                                          --------------    ---------------
       Total stockholders' equity                                                             (146,578)          (153,911)
                                                                                          --------------    ---------------

TOTAL                                                                                  $         44,052  $           5,498
                                                                                          ==============    ===============



                       SEE NOTES TO FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          For the Period
                                                    For the            For the            March 4, 1999
                                                 three months        three months            (date of
                                                     ended              ended            incorporation) to
                                                 March 31, 2004     March 31, 2003        March 31, 2004
                                                 --------------     ---------------    -------------------
REVENUES:
   Consulting                                 $              -  $                -  $              86,544
   Interest income                                           -                   -                 20,000
   Other                                                     -                   -                  5,390
                                                 --------------    ----------------    -------------------
         Total revenues                                      -                   -                111,934
                                                 --------------    ----------------    -------------------

EXPENSES:
   Officer and director compensation                    10,500              37,688                248,881
   Consulting and professional fees                    100,750              23,863                539,415
   Website design                                            -                   -                 32,000
   Occupancy                                             1,500               7,538                190,500
   Interest                                                150                 300                  2,400
   Other                                                 3,767                 178                 70,027
                                                 --------------    ----------------    -------------------
       Total expenses                                  116,667              69,567              1,083,223
                                                 --------------    ----------------    -------------------

NET LOSS                                      $      (116,667)  $         (69,567)  $           (971,289)
                                                 ==============    ================    ===================

Net Loss Per  Share-
   Basic and Diluted                          $         (0.01)  $           (0.00)
                                                 ==============    ================

Weighted Average Number of
   Shares Outstanding                               15,221,000          16,571,000
                                                 ==============    ================



                        SEE NOTES TO FINANCIAL STATEMENTS

                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2004
                                   (Unaudited)




                                                                                                        Deficit
                                                                                                      Accumulated
                                 Common Stock            Common        Additional                      During the
                        ----------------------------      Stock         Paid-In         Deferred      Development
                           Shares         Amount        Subscribed      Capital       Compensation        Stage            Total
                        ----------     -------------    ----------     ---------     -------------    ------------     -------------
Balances, December
   31, 2003             15,221,000  $         1,522  $          -  $    699,189  $              -  $    (854,622)   $      (153,911)

Common stock
   subscribed                   -                              10        11,990                 -                            12,000

Issuance of common
   stock warrants
   for services                                                         300,000         (200,000)                           100,000

Other stock based
   compensation and
   rent                                                                  12,000                                              12,000

Net Loss                                                                                        -       (116,667)          (116,667)
                        ----------     -------------                   ---------     -------------    ------------     -------------
Balances, March 31,
   2004                 15,221,000  $         1,522  $         10  $  1,023,179  $      (200,000)  $    (971,289)   $      (146,578)
                        ==========     =============    ==========    ==========     =============    ============     =============


    SEE NOTES TO FINANCIAL STATEMENTS

                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the period
                                                                                                          March 4, 1999
                                                                For the three        For the three          (date of
                                                                 months ended        months ended        incorporation)
                                                                March 31, 2004      March 31, 2003      to March 31, 2004
                                                               -----------------    ----------------    ------------------
Cash Flows From Operating Activities:
   Net loss                                                 $         (116,667)  $         (69,567)  $          (971,780)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
        Stock based compensation, consulting and rent                   112,000             67,837               579,300
        Increase (decrease) in accrued and other
        liabilities                                                       1,393             (1,599)              156,293
                                                               -----------------    ----------------    -----------------
                                                                        (3,274)             (3,329)             (236,187)
Net Cash Used In Operating Activities
                                                               -----------------    ----------------    -----------------

Cash Flows From Investing Activities:
   Loan made                                                                  -                   -              (25,000)
   Repayment of loan                                                          -                   -               25,000
   Cash paid for deposit on acquisition (see Note A)                   (28,000)                   -              (28,000)
                                                               -----------------    ----------------    -----------------

Net Cash Used In Investing activities                                  (28,000)                   -              (28,000)
                                                               -----------------    ----------------    -----------------

Cash Flows From Financing Activities
   Loans from stockholders                                                    -                   -               30,146
   Advance from stockholder                                              29,828                                   29,828
   Advance from stockholder                                                   -                   -                2,500
   Repayments of loans from stockholders                                      -                   -              (27,646)
   Cash paid for stock issuance costs                                         -                   -              (45,189)
   Proceeds from the issuance of common stock                                 -                   -              278,600
   Proceeds from subscription of common stock                            12,000                                   12,000
                                                               -----------------    ----------------    -----------------
Net Cash Provided by Financing Activities                                41,828                   -              280,239
                                                               -----------------    ----------------    -----------------

Net Increase (decrease) In Cash and Cash
    Equivalents                                                          10,554             (3,329)               16,052

Cash and Cash Equivalents at Beginning  of Period                         5,498              4,730                     -
                                                               -----------------    ----------------    -----------------

Cash and Cash Equivalents at End of  Period                 $            16,052  $           1,401  $             16,052
                                                               =================    ================    =================

Supplemental disclosure of cash flow information:
Cash Paid For:
   Interest                                                 $                 -  $                -  $               460
                                                               =================    ================    =================
   Income Taxes                                             $                 -  $                -  $                 -
                                                               =================    ================    =================

SEE NOTES TO FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                        (formerly Avic Technologies Ltd.)

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

East Delta Resources Corp, formerly Avic Technologies Ltd. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 4, 1999. We currently are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

We initially intended to participate in the building industry in China and other parts of Asia, however for various reasons, our business in China has stagnated and therefore our Board has decided that it was in the best interests of the shareholders to seek other opportunities. Towards this goal, during the quarter ended March 31, 2004, we acquired, subject to shareholder and regulatory approval, all of the shares of East Delta Resources Corp, a related entity by virtue of common ownership with our President and another director. (see Note
G). The transaction has not yet closed

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

Basis of Presentation
---------------------

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

Revenue Recognition
-------------------

We record revenues as services are rendered.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred a net loss of approximately $971,800 for the period March 4, 1999 (date of incorporation) to March 31, 2004, and at March 31, 2004, we have a stockholders' deficit of approximately $158,600. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development or integration of an operating business. In the interim, we hope to secure additional financing from various shareholders to assist us with our cash flow requirements, however there is no assurance that we will be successful in doing so, and/or with our efforts to locate and merge with or develop a suitable business. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2004, we had net operating loss carryforwards of approximately $660,500 for income tax purposes. Assuming that a future merger, acquisition and/or other transaction does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income in various periods ended March 31, 2004. The deferred income tax asset arising from these net operating loss carryforwards of approximately $257,600 is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE E - RELATED PARTY TRANSACTIONS

In December 2001, we borrowed $10,000 from a stockholder. The note, which is unsecured and accrues interest at the rate of 12% annum, was due along with all accrued interest on December 8, 2002. We paid $5,000 on the note in 2003, however the remaining amount remains in default. Accordingly, and although no such claims have been made to date, the note holder has the right to claim immediate, liquidated damages of $1,000 per month in addition to the repayment of principal and interest. Our director has personally guaranteed repayment of this obligation.

At March 31, 2004, accrued and other liabilities includes the following amounts owed to various stockholders (one of whom is currently our President and Director):

     o    $90,940 for services rendered
     o    $17,250 for expenses incurred by our President on our behalf.

The amounts are unsecured, non-interest bearing and due on demand.

In 2003 we rented our office space under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year). Since, the $42,000 has not yet been paid, the amount remains in accrued and other liabilities in the accompanying March 31, 2004 balance sheet.

During the quarter ended March 31, 2004, we reduced the amount of space that we rent and simultaneously entered into a one year lease agreement with our landlord (who was elected to our board in 2004). As consideration for rent in 2004, we have agreed to issue 60,000 shares of our common stock resulting in non-cash rent expense of $1,500 for the first quarter of 2004.

During the quarters ended March 31, 2004 we recorded officer compensation of $10,500. We believe this amount represent the fair value of the services provided to us by our officers during these periods.

NOTE F - STOCK WARRANTS

In February 2004, we issued stock warrants to purchase common shares with an exercise price of $0.10 per share to a consultant for services relating to acquiring East Delta Resources Corp. This exercise price was equal to the fair value of our stock on the date of the grant. However SFAS 123 requires that we determine the fair value of these warrants using the Black Sholes option-pricing model. As a result, we have determined that total stock based consulting expenses arising from this agreement will approximate $300,000. Because the services will be performed over a period of six months, we have recognized $100,000 of stock based consulting expenses and $200,000 of deferred stock compensation in the first quarter of 2004. The deferred compensation will be amortized to expense during the second and third quarter of 2004.

NOTE G - PLANNED ACQUISITION OF RELATED PARTIES

As mentioned in Note A, we have entered into an agreement to acquire 100% of the common shares of East Delta Resources Corp. (which changed its name to Omega Resources, Inc. on April 28, 2004), in exchange for our common shares. The transaction has not yet closed and is expected to be completed during the second quarter of 2004. In anticipation of such transaction, we have changed our name to East Delta Resources Corp. Omega's primary business activity is in gold exploration, development and production. Omega entered into an agreement to purchase 100% of the common shares of Amingo Resources, Inc., a Canadian corporation based in Montreal, Quebec, Canada, whose primary activity is in gold exploration, development and production in China.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our balance sheet as of December 31, 2003, and the financial statements as of and for the quarters ended March 31, 2004 and 2003 included in this Form 10-QSB.

Readers are referred to the cautionary statement at page 12, which addresses forward-looking statements.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of cash, we have no assets.

Three months ended March 31, 2004 and 2003
------------------------------------------

During the three months ended March 31, 2004 and 2003, we did not generate any revenue as our primary focus during these periods was to search for a merger and/or acquisition partner.

During the three months ended March 31, 2004 and 2003, we incurred total expenses of approximately $116,700 and $69,600, respectively. These expenses consisted substantially of officer and director compensation, and consulting and professional fees of $111,250 and $61,551, respectively in 2004 and 2003. Substantially all of the expenses in 2004 were stock-based.

Since Inception
---------------

Since our inception we have generated cumulative revenues of approximately $111,900 and incurred expenses of approximately $1,083,200 resulting in a cumulative net loss of approximately $971,300. Substantially all of the revenues arose from consulting services provided to a Chinese entity during the time our focus was on participating in the building industry in China. With respect to our expenses, approximately $579,300 of the expenses were satisfied by the issuance of our common stock. In addition, our expenses also include $84,000 of accrued compensation arising from services provided by two of our shareholders, which will only be paid if cash flow permits. After exclusion of these items, we have incurred expenses that have and/or will require the expenditure of cash of approximately $308,000. These expenses were funded by approximately $245,400 in proceeds we received from sales of our common stock and the aforementioned revenues of $111,900.

New Business Direction
----------------------

In January, 2004, our Board of Directors decided to re-organize and re-orient us to profit from the recent worldwide strong revival of interest in precious metals. Towards this goal, on February 4, 2004, we signed an agreement to acquire 100% of the common stock of East Delta Resources Corp. (since renamed to Omega Resources Inc.)

This acquisition will permit us to undertake a new business direction towards mineral exploration and mining. To proceed in this direction, and as a first step to the closing of this Agreement, we have changed our name to East Delta Resources Corp.

The closing of this acquisition and the changes that are expected to take place after compliance with Delaware corporate law and federal securities laws, is anticipated to occur towards the end of June, 2004. The company has a new CUSIP number and a new NASD Bulletin Board trading symbol ("EDLT"). After the closing, we expect to retain our current management and continue our operations at our current business location.

Under Delaware corporate law, all the activities enumerated above requiring shareholder approval can be taken by obtaining written consent and approval of 50.01% of the holders of voting stock, in lieu of a meeting of the shareholders. These approvals have already been obtained. No action will be required by the minority shareholders in connection with the above activities. However, Section 14 of the Securities Exchange Act of 1934, requires us to mail to all our shareholders the information concerning these changes in an Information Circular prior to undertaking them.

About the Target Company

East Delta Resources Corp. (renamed to Omega Resources Inc. on April 28, 2004, and hereinafter the "Target") is a Delaware corporation whose business objective is to profit from the recent worldwide strong revival of interest in precious metals. The Target's primary activity is in gold exploration, development and production. The Target also plans to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. The geographic focus is in growth mining regions in Southeast Asia, primarily in China. The goal of the Target is to establish itself, in these areas, as a major force in the mining industry by bringing together its network of financing sources, management expertise, the latest mining technology and extensive local industry contacts.

Business Strategy

The Target and its subsidiaries plan to develop their business mostly through acquisitions and/or joint ventures with local participants, in which they will have substantial equity and management control. Priority will be given to the more advanced potential mining properties, projects where most of the exploration and pre-feasibility study work have already been completed. The objective is to become the owner of producing mines in the shortest term possible. With profit potential adequately demonstrated and funding available, a new plant can be in production as quickly as twelve months.

Accomplishments to-date

As its initial entry into the mining business, the Target had previously acquired 100% of the common shares of Amingo Resources Inc. Amingo is a Canadian based company whose major work is in gold exploration and mining development in China and whose principals have been exploring in China for over five years. The Target's efforts for the immediate term will be directed to develop Amingo and its Chinese properties and as such, its primary business activities will coincide with those of Amingo's.

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop a 72 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing and no assurances can be given that sufficient funding will be found and even if such funding is available, will this guarantee that the venture will result in any viable ore bodies being uncovered and profitably mined.

Liquidity

At the end of the quarter, on March 31, 2004, we have $16,052 in cash. We do not have sufficient cash to pay our occupancy expenses, and professional fees over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditure or implement our business plan. In addition, the terms of the agreement of the Acquisition of Amingo, require that the Target and hence us, inject $400,000 of debt capital into the operations of Amingo, and as such, no assurances can be given than these or any additional funds will be obtained.

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


Item 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, said officer concluded that the company's disclosure controls and procedures are effective in timely alerting him to material information relating to the company required to be included in the company's periodic SEC filings.


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         Pursuant to a Written Consent of a Majority of the shareholders of the Company authorizing a change of the name of the Company, all required filings and procedures were undertaken and completed, and the name of the Company was changed to East Delta Resources Corp. on May 3, 2004.

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

31.1     Sarbanes-Oxley Act Section 302 exhibit

32.1     Sarbanes-Oxley Act Section 906 exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    /s/  Victor Sun
    ------------------------------------------
         Victor Sun
         Director, President (CEO), acting CFO

         May 10, 2004