Form 10QSB
period 2004-06-30
EAST DELTA RESOURCES CORP.
filed 2004-08-23
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2004.

     (_) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________.

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

                                 NOT APPLICABLE
                   (former name, if changed since last report)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2004.

31,749,575 Common Shares

Transitional Small Business Disclosure Format:

YES (  ) NO (X)



                           EAST DELTA RESOURCES CORP.
                           --------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                              INDEX TO FORM 10-QSB

                                                                                                               Page
      PART I.         FINANCIAL INFORMATION

      Item 1.         Consolidated Financial Statements (unaudited)

                      Balance Sheets as of June 30, and March 31, 2004                                          3

                      Statements of Operations for the three months ended June
                      30, 2004 and 2003, and the period August 27, 1997 (date of incorporation) to June 30, 2004
                                                                                                                4

                      Statement of Stockholders'  Equity for the three months ended June 30, 2004
                                                                                                                5

                      Statements of Cash Flows for the three months ended June
                      30, 2004 and 2003 and the period August 27, 1997 (date of
                      incorporation) to June 30, 2004
                                                                                                                6

                      Notes to Financial Statements                                                             7

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations (including cautionary statement)                                              12

Item 3.               Controls and Procedures                                                                  14

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                        15

Item 2.               Changes in Securities                                                                    15

Item 3.               Defaults Upon Senior Securities                                                          15

Item 4.               Submission of Matters to a Vote of Securities Holders                                    15

Item 5.               Other Information                                                                        15

Item 6.               Exhibits and Reports on Form 8-K                                                         15

                      Signatures                                                                               15



                           EAST DELTA RESOURCES CORP.
                           --------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                                    June 30, 2004
------                                                                                     (unaudited)      March 31, 2004
                                                                                          --------------    ---------------

  CASH AND CASH EQUIVALENTS                                                                  $ 347,728         $  51,926

  OTHER ASSETS                                                                                   2,961             1,200
                                                                                             ---------         ---------

TOTAL                                                                                        $ 350,689         $  53,126
                                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accrued and other liabilities                                                              $ 193,004         $   4,958
  Due to affiliate                                                                                  --            27,559
  Note payable to stockholder                                                                    5,000                --
                                                                                             ---------         ---------
      Total current liabilities                                                                198,004            32,517
                                                                                             ---------         ---------

STOCKHOLDERS' EQUITY:
   Common stock - $0.0001 par value; 50,000,000 shares authorized;
      31,749,575 shares issued and outstanding                                                   3,175             1,137
   Additional paid-in capital                                                                  363,175           120,663
   Deferred compensation                                                                      (144,500)          (44,000)
   Deficit accumulated during the development stage                                            (69,165)          (57,191)
                                                                                             ---------         ---------
       Total stockholders' equity                                                              152,685            20,609
                                                                                             ---------         ---------

TOTAL                                                                                        $ 350,689         $  53,126
                                                                                             =========         =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           EAST DELTA RESOURCES CORP.
                           --------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                            For the Period
                                                                                            August 27, 1999
                                                  For the three         For the three          (date of
                                                  months ended          months ended        incorporation)
                                                  June 30, 2004         June 30, 2003      to June 30, 2004
                                                ------------------    -----------------    ------------------
REVENUES:                                    $                  -  $                 -   $                 -
                                                ------------------    -----------------    ------------------

EXPENSES:
Stock based expenses                                        4,000                    -                 8,000
Loss from impairment of intangibles                             -                    -                19,823
Other                                                       7,974                1,105                41,342
                                                ------------------    -----------------    ------------------
    Total expenses                                         11,974                1,105                69,165
                                                ------------------    -----------------    ------------------

NET LOSS                                     $           (11,974)  $           (1,105)  $           (69,165)
                                                ==================    =================    ==================

Net Loss Per  Share-
       Basic and Diluted                     $              (.00)  $             (.00)
                                                ==================    =================

Weighted Average Number of
    Shares Outstanding                       $         11,366,250            1,000,000
                                                ==================    =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                     Deficit
                                                                                   Accumulated
                                      Common Stock      Additional                  During the
                                  ------------------     Paid-In      Deferred     Development
                                  Shares       Amount    Capital    Compensation      Stage          Total
                                  ------       ------    -------    ------------      -----          -----

Balances, March 31, 2004       11,366,250    $ 1,137    $120,663    $ (44,000)     $(57,191)       $20,609


Acquisition of Affiliated
Entity (see Note A)            20,383,325      2,038     242,512     (104,500)           --        140,050

Amortization of deferred
compensation                           --         --          --        4,000            --         4,000

Net Loss                               --         --          --           --       (11,974)       (11,974)
                              -----------    -------    --------    ---------      --------       --------

Balances, June 30, 2004        31,749,575    $ 3,175    $363,175    $(144,500)     $(69,165)      $152,685
                              ===========    =======    ========    =========      ========       ========




             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           EAST DELTA RESOURCES CORP.
                           --------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          For the period
                                                                                                          August 27, 1997
                                                                 For the three       For the three           (date of
                                                                 months ended        months ended        incorporation) to
                                                                 June 30, 2004       June 30, 2003         June 30, 2004
                                                                ----------------    ----------------    --------------------
Cash Flows From Operating Activities:
   Net loss                                                      $ (11,974)             $  (1,105)              $ (69,165)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock based compensation, consulting and rent                4,000                     --                   8,000
        Loss from impairment of intangible assets                       --                     --                  19,823
        Cash received in acquisition of affiliates                 190,041                     --                 192,218
        Increase (decrease) in accrued and other liabilities        (4,945)                    --                      13
        Other                                                       (1,320)                    --                  (2,520)
                                                                 ---------              ---------               ---------
Net Cash Provided by (used in) Operating Activities                175,802                 (1,105)                148,369
                                                                 ---------              ---------               ---------

Cash Flows From Investing Activities                                    --                     --                      --
                                                                 ---------              ---------               ---------

Cash Flows From Financing Activities:
   Proceeds from the issuance of common stock                           --                     --                  51,800
   Advances from affiliate                                         120,000                     --                 147,559
                                                                 ---------              ---------               ---------
Net Cash Provided by Financing Activities                          120,000                     --                 199,359
                                                                 ---------              ---------               ---------

Net Increase (decrease) In Cash and Cash Equivalents               295,802                 (1,105)                347,728

Cash and Cash Equivalents at Beginning  of Period                   51,926                  3,000                      --
                                                                 ---------              ---------               ---------

Cash and Cash Equivalents at End of  Period                      $ 347,728              $   1,895               $ 347,728
                                                                 =========              =========               =========

Supplemental disclosure of non-cash investing and financing activities -

Deferred compensation and additional paid in capital             $      --              $      --               $  48,000
                                                                 =========              =========               =========

Acquisition of net assets of Amingo Resources, Inc.              $      --              $      --               $  22,000
                                                                 =========              =========               =========

Acquisition of nets assets of affiliate (see Note A)             $ 140,050              $      --               $ 140,050
                                                                 =========              =========               =========

Supplemental disclosure of cash flow information cash paid for

   Interest                                                      $      --              $      --               $      --
                                                                 =========              =========               =========
   Income Taxes                                                  $      --              $      --               $      --
                                                                 =========              =========               =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                           --------------------------
                        (A Development Stage Enterprise)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE A - NATURE OF OPERATIONS AND BACKGROUND

East Delta Resources Corp. was initially incorporated under the laws of the state of Delaware as AVIC Technologies, LTD on March 4, 1999, and changed its name to East Delta Resources Corp ("the "Predecessor") on May 5, 2004.

Prior to June 30, 2004, the Predecessor, for various reasons, had abandoned its business plan to participate in the building industry in China and other parts of Asia and was in the process of seeking other opportunities to maximize shareholder value. Towards this goal, on June 30, 2004, the Predecessor acquired Omega Resources, Inc., ("Omega"), a related party by virtue of common ownership and management. Omega. which was initially incorporated under the laws of the state of Delaware as Top Soil, International, LTD on August 27, 1997, and changed its name to Omega Resources, Inc. on April 22, 2004 is in the business of gold exploration, development and production in China.

Because the Predecessor has elected to proceed with the implementation of Omega's business plan, the transaction has been reflected as a reverse acquisition and a recapitalization with Omega succeeding to the name of East Delta Resources Corp. and being treated as the acquirer for financial statement purposes. In connection therewith, the Predecessor issued 11,366,250 shares of its common stock to the stockholders of Omega in exchange for all of Omega's issued and outstanding common shares on the date of the transaction. Also, and because of the nature of common control, the assets and liabilities of the Predecessor and Omega were combined using their historical cost basis. On the date of the transaction, the Predecessor had 20,383,325 shares outstanding, and a deficit accumulated during the development stage of approximately $1,459,000 which amount was eliminated against the Predecessor's additional paid in capital immediately before the combination.

East Delta is in the development stage as defined in Financial Accounting Standards Statement No. 7. Accordingly, certain of its accounting policies and procedures have not yet been established.

Basis of Presentation
---------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited financial statements as of March 31, 2004 and for the years ended March 31, 2004 and 2003 that will be included in our 8-K/A filing and/or the audited financials of AVIC Technologies, Ltd (also known as the Predecessor) as of December 31, 2003 and for the years ended December 31, 2003 and 2002 included in the Form 10-KSB filing of AVIC Technologies, Ltd.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of East Delta, its wholly owned subsidiary, Amingo Resources, Inc. and its majority owned subsidiary, Jinping Amingo Resources, Inc. which is a Chinese sino-foreign joint venture limited liability company (collectively, "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation. With respect to our investment in the joint venture, we have not presented a minority interest in the accompanying consolidated financial statements because our joint venture partners are not responsible for funding operating deficits If the joint venture generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by such entity to the extent that their minority interest balances are positive.

Use of Estimates
----------------

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from those estimates

Net Loss Per Share
------------------

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. When they are anti-dilutive, common stock equivalents are not considered in the loss per share calculations; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated financial statements.

Stock-Based Compensation
------------------------

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

Foreign Currency Translation
----------------------------

The assets and liabilities of our foreign subsidiaries (which were formed during the year ended March 31, 2004) are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years. Translation adjustments were not applicable for the three months ended June 30, 2003 and were not material for the three months ended June 30, 2004.

Income Taxes
------------

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the development stage and will require a significant amount of capital to proceed with our business plan. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development of our business model and/or the integration of an operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Since inception, our operations have been funded through sales of public and private equity and affiliate advances, and we expect to continue to seek additional funding through private or public equity and debt financing. We believe the acquisition discussed at Note A will assist us in our efforts to raise capital. However there is no assurance that we will be successful in raising adequate equity and/or debt capital, or that any such capital raised will be adequate to meet our commitments. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

At June 30, 2004, we had net operating loss carryforwards for income tax purposes. Assuming that the business combination discussed at Note A does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income generated through June 30, 2024. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

At June 30, 2004, accrued and other liabilities includes approximately $114,000 owed to various stockholders (one of whom is currently our President and Director) for services rendered and expenses incurred. The amounts are unsecured, non-interest bearing and due on demand.

In 2003, the Predecessor rented office space from a stockholder under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year). Since, the $42,000 has not yet been paid, the amount remains in accrued and other liabilities in the accompanying June 30, 2004 balance sheet.

During the quarter ended June 30, 2004, our Predecessor reduced the amount of space rented and simultaneously entered into a one year lease agreement with our landlord. As consideration for rent in 2004, we are obligated to issue 60,000 shares of our common stock resulting in non-cash rent expense of $1,500 for the second quarter of 2004 on the Predecessor's books. Not rent was recorded on the books of Omega during such period as the value of such rent was not material.

During the quarter ended June 30, 2004 the Predecessor recorded officer compensation of approximately $10,500, which was considered to represent the fair value of the services provided to us by our officer during this period. No compensation was recorded on the books of Omega during such period as the value of such services was not significant.

NOTE E - OTHER SIGNIFICANT TRANSACTIONS

During the period between April 1, 2004 and June 30, 2004, the Predecessor and East Delta had other significant transactions as follows:

     o Effective May 15, 2004, the Predecessor entered an agreement with an investor relations consulting firm. As consideration for their services, we have agreed to pay a monthly retainer of $6,500 for a period of six months, and issue 200,000 warrants that enable them to purchase 200,000 shares of our common stock for a price of $.50 per share at anytime through April 30, 2009. No compensation was required to be recorded as a result of the issuance of these warrants. Effective July 15, 2004, the agreement was terminated by us for cause.

     o The Predecessor completed a private placement of its stock which resulted in total proceeds of approximately $373,000 and the issuance of 4,418,750 shares of common stock to various individuals that was exempt from registration under the Securities Act of 1933. The offering was not underwritten.

     o On June 15, 2004 the Predecessor entered into a contract with an unrelated entity to provide investor relations services through December 15, 2004. As consideration for such services, we have agreed to pay a monthly retainer of $5,000 and issue a total 300,000 shares of our common stock (one third of which are to be issued on July 1, September 1 and November 1, 2004). As a result of this agreement we will recognize stock based compensation of approximately $114,000 during the term of the agreement; of which $104,500 has been included in deferred compensation in the accompanying June 30, 2004 consolidated balance sheet. The agreement, which may be terminated by either party upon 30 days written notice, will automatically extend for a period of an additional six months, absent such notice.

     o The Predecessor issued 743,575 shares of our common stock for certain consulting services with regards to market strategy and public relations. As a result of the issuance of these shares the Predecessor recognized approximately $189,000 of stock based compensation during the period January 1, 2004 to June 30, 2004. These expenses were eliminated as of June 30, 2004 (date of acquisition) for the reasons discussed at Note A.

     o On April 1, 2004, the Predecessor entered a two year agreement with a consultant. As consideration for services rendered, the Predecessor has agreed to pay the consultant a total of $250,000 over the term of the agreement as follows:

          Amounts due on November 1, 2004           $  70,000
          Amount due on June 1, 2005                   70,000
          Amount due on December 1, 2005               60,000
          Amount due on May 1, 2006                    50,000
                                                    ---------

          Total                                     $ 250,000

         The Predecessor recognized expense of approximately $31,300 under this agreement during the period April 1, 2004 to June 30, 2004. These expenses were eliminated as of June 30, 2004 (date of acquisition) for the reasons discussed at Note A.

NOTE E - OTHER WARRANTS

In addition to the 200,000 warrant discussed in Note E above, at June 30, 2004, we have also issued 3,000,000 warrants that enable the holder to purchase 3,000,000 shares of our common stock for a price of $0.10 per share at anytime through January 31, 2009. The warrants were issued by the Predecessor to a consultant for services primarily relating to the acquisition discussed at Note A, and the Predecessor recognized $300,000 of stock based compensation during the period January 1, 2004 to June 30, 2004. These expenses were eliminated as of June 30, 2004 (date of acquisition) for the reasons discussed at Note A.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Business Direction

In January 2004, our Board of Directors decided that we should reorganize and reorient the company to profit from the recent worldwide strong revival of interest in precious minerals. Towards this goal, on February 4, 2004, we signed an agreement to acquire 100% of the common stock of Omega Resources, Inc. ("Omega"), a related party by virtue of common ownership and management. The acquisition, which was consummated on June 30, 2004, will permit us to undertake a new business direction towards mineral exploration and mining as Omega is in the business of gold exploration, development and production in China. Because we elected to proceed with the implementation of Omega's business plan, the transaction has been reflected as a reverse acquisition and a recapitalization with Omega succeeding to our name (i.e. East Delta Resources Corp) and being treated as the acquirer for financial statement purposes. In connection therewith, because of the nature of common control, our assets and liabilities were combined with Omega's assets and liabilities using their historical cost basis, and our deficit previously accumulated through June 30, 2004 was eliminated through a reduction of stockholders' equity as of the acquisition date.

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the quarters ended June 30, 2004 and 2003 included in this Form 10-QSB, the consolidated financial statements of Omega as of March 31, 2004 and for the years ended March 31, 2004 and 2003 included in Form 8-K/A that is being prepared for filing, and the financial statements of AVIC Technologies, Ltd. (our name before we changed it to East Delta Resources Corp on May 5, 2004) as of December 31, 2003 and for the years ended December 31, 2003 and 2002. Also, because Omega has a fiscal year end of March 31, the management discussion and analysis below is for the three months ended June 30, 2004 and 2003.

Readers are referred to the cautionary statement below that addresses forward-looking statements.

Our operations have been fairly minimal to date, and we have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Three months ended June 30, 2004 and 2003
-----------------------------------------

During the three months ended June 30, 2004 and 2003, we did not generate any revenue and our expenses were not material. This is because our primary focus during these periods was to locate and consummate a business combination so that we could begin to develop our business model.

Since Inception
---------------

We have not generated any revenues since our inception on August 27, 1997, and have incurred expenses of approximately $69,200 since such date. These expenses arise primarily from the following:

     o $8,000 of stock based consulting expenses that arose from amortization of deferred stock compensation recorded for the fair value of shares we issued to certain officers and shareholders for consulting services.
     o Approximately $14,000 of travel resulting from our efforts to implement our business plan in China.

     o Approximately $19,800 of goodwill impairment that resulted from the acquisition of Amingo Resources, Inc. (a related entity) in December 2003.
     o Approximately $20,000 of start up costs incurred by our Chinese subsidiary in connection with the establishment of the Joint Venture.

About our new Business

Our objective is to profit from the recent worldwide strong revival of interest in precious metals. Our primary activity will be in gold exploration, development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. The geographic focus is in growth mining regions in Southeast Asia, primarily in China. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together a network of financing sources, management expertise, the latest mining technology and extensive local industry contacts.

Business Strategy

We plan to develop our business mostly through acquisitions and/or joint ventures with local participants, in which they will have substantial equity and management control. Priority will be given to the more advanced potential mining properties, where most of the exploration and pre-feasibility study work have already been completed. The objective is to become the owner of producing mines in the shortest term possible. With profit potential adequately demonstrated and funding available, a new plant can be in production as quickly as twelve months.

Accomplishments to-date

As our initial entry into the mining business, we previously acquired 100% of the common shares of Amingo Resources Inc. ("Amingo"). Amingo is a Canadian based company whose major work is in gold exploration and mining development in China and whose principals have been exploring in China for over five years. Our efforts for the immediate term will be directed to develop Amingo and its Chinese properties.

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop a 72 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined.

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. We are to pay this amount in the following minimum installments:

          o    $600,000 by December 31, 2004
          o    $400,000 by December 31, 2005

As of June 30, 2004, we had invested approximately $150,000 in the Joint Venture; approximately $20,000 of which was used to pay various start-up expenses prior to March 31, 2004. The remaining amount is being held in a bank account in China and accordingly has been included in cash and cash equivalents in the accompanying consolidated balance sheet. During the period July 1, 2004 to August 15, 2004, we invested an additional $150,000 in the Joint Venture.

Liquidity

At the end of the quarter, on June 30, 2004, we have approximately $348,000 in cash, and currently do not have sufficient cash to pay our commitments, and other expenses over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

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

ITEM 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive/Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive/Accounting Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

During the quarter ending June 30, 2004, the Predecessor had the following issuances of unregistered securities:

     o An aggregate of 4,418,750 shares of common stock to two accredited investors under a private equity placement that was exempt from registration under Rule 506 and to some non U.S. persons in an off shore transaction under Regulation S promulgated under the Securities Act of 1933. The offering resulted in proceeds of approximately $373,000 and was not underwritten. No commissions were paid.

     o 743,575 shares of common stock for consulting services valued at $189,000 to a U.S. corporation in transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in asmuch as this was a non public offering limited to one service provider.

     o 11,366,250 shares of common stock valued at $4,887,500 to five non U.S. persons in an off shore transaction that was exempt from registration under Regulation S promulgated under the Securities Act of 1933. The shares were issued to the owners of Omega at the date of the business combination discussed above. No commissions were paid.

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Securities Holders

        Pursuant to a Written Consent of a Majority of our shareholders authorizing a change of our name from AVIC Technologies, Ltd. to East Delta Resources Corp, all required filings and procedures were undertaken and completed, and the name was changed in May 2004.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibits -

         31.1     Section 302 Certification
         32.1     Section 906 Certification

         Reports on Form 8-K - Form 8-K filed on July 15, 2004 reporting Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SIGNATURE                   TITLE                    DATE
    ---------                   -----                    ----

    /s/ Victor Sun              President and CEO        August 23, 2004
    ----------------------
        Victor Sun