Form 10QSB
period 2004-09-30
EAST DELTA RESOURCES CORP.
filed 2004-11-15
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

          (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

                                 (514) 845-6448
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2004.

                            32,749,575 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                            EAST DELTA RESOURES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


                                                                                                                    Page
PART I.               FINANCIAL INFORMATION

Item 1.               Consolidated Financial Statements (unaudited)

                      Balance Sheets as of September 30, 2004 and March 31, 2004                                      3

                      Statements of Operations for the six months ended September 30, 2004 and
                      2003, and the period August 27, 1997 (date of incorporation) to September 30, 2004              4

                      Statement of Stockholders'  Equity for the six months ended September 30, 2004
                                                                                                                      5

                      Statements of Cash Flows for the six months ended September 30, 2004 and
                      2003, and the period August 27, 1997 (date of incorporation) to September 30, 2004              6

                      Notes to Financial Statements                                                                   7

Item 2.               Plan of Operations                                                                             13

Item 3.               Controls and Procedures                                                                        16

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                              16

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                    16

Item 3.               Defaults Upon Senior Securities                                                                16

Item 4.               Submission of Matters to a Vote of Securities Holders                                          16

Item 5.               Other Information                                                                              16

Item 6.               Exhibits                                                                                       16

                      Signatures                                                                                     17


PART I - FINANCIAL INFORMATION

Item 1.
                            EAST DELTA RESOURES CORP.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                                      September 30, 2004       March 31,
ASSETS                                                                                    (unaudited)            2004
------                                                                                    -----------            ----


     CASH AND CASH EQUIVALENTS                                                          $   357,367            $  51,926

     OTHER ASSETS                                                                             2,961                1,200
                                                                                        -----------            ---------

   TOTAL                                                                                $   360,328            $  53,126
                                                                                        ===========            =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

   CURRENT LIABILITIES:
     Accrued and other liabilities                                                      $   217,636            $   4,958
     Due to affiliate                                                                            --               27,559
     Note payable to stockholder                                                             10,000                   --
                                                                                        -----------            ---------
         Total current liabilities                                                          227,636               32,517
                                                                                        -----------            ---------

   STOCKHOLDERS' EQUITY:
     Common stock - $0.0001 par value; 50,000,000 shares
        authorized; 32,749,575 shares issued and outstanding                                  3,275                1,137
     Common stock subscribed                                                                 60,000                   --
     Additional paid-in capital                                                           1,215,725              120,663
     Deferred compensation                                                                 (342,667)             (44,000)
     Deficit accumulated during the development stage                                      (803,641)             (57,191)
                                                                                        -----------            ---------
          Total stockholders' equity                                                        132,692               20,609
                                                                                        -----------            ---------

   TOTAL                                                                                $   360,328            $  53,126
                                                                                        ===========            =========


SEE NOTES TO FINANCIAL STATEMENTS.

                            EAST DELTA RESOURES CORP.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the         For the         For the         For the       For the Period
                                                 three            six            three            six        August 27, 1997
                                                 months          months          months          months          (date of
                                                 ended           ended           ended           ended        incorporation)
                                              September 30,   September 30,   September 30,   September 30,  to September 30,
                                                  2004            2004            2003            2003             2004
                                                  ----            ----            ----            ----             ----

REVENUES                                      $      --       $      --       $      --       $      --       $      --
                                              ---------       ---------       ---------       ---------       ---------

EXPENSES:
    Stock based expenses                        654,483         658,483              --              --         662,483
    Loss from impairment of intangibles              --              --              --              --          19,823
    Other                                        79,993          87,967               7           1,112         121,335
                                              ---------       ---------       ---------       ---------       ---------

       Total expenses                           819,976         746,450               7           1,112         803,641
                                              ---------       ---------       ---------       ---------       ---------

NET LOSS                                      $(734,476)      $(746,450)      $      (7)      $  (1,112)      $(803,641)
                                              =========       =========       =========       =========       =========

Net Loss Per Share -
    Basic and Diluted                         $   (0.02)      $   (0.03)      $   (0.00)      $   (0.00)
                                              =========       =========       =========       =========

 Weighted Average Number of Shares
    Outstanding                               32,140,900      21,921,700      1,000,000       1,000,000
                                              ==========      ==========      =========       =========



SEE NOTES TO FINANCIAL STATEMENTS.

                            EAST DELTA RESOURES CORP.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                             Deficit
                                                                                                          Accumulated
                                                                                           Additional      During the
                                              Common Stock        Common Stock  Paid-In     Deferred      Development
                                        Shares            Amount   Subscribed   Capital   Compensation       Stage        Total
                                        ------            ------   ----------   -------   ------------       -----        -----

Balances, March 31, 2004               11,366,250   $    1,137   $       --      120,663   $  (44,000)   $  (57,191)  $   20,609

Acquisition of Affiliated Entity
    (see Note A)                       20,383,325        2,038           --      242,512     (104,500)           --      140,050

Issuance of common stock under
    consulting agreement                1,000,000          100           --      319,900     (320,000)           --           --

Proceeds from subscription                     --           --       60,000           --           --            --       60,000

Issuance of warrants                           --           --           --       74,000           --            --       74,000

Consulting services satisfied in
    stock in October 2004                      --           --           --      534,650           --            --      534,650

Amortization and cancellation of
    deferred compensation                      --           --           --     (76,000)      125,833            --       49,833

Net Loss                                       --           --           --           --           --      (746,450)    (746,450)
                                       ----------   ----------   ----------   ----------   ----------    ----------   ----------


Balances, September 30, 2004           32,749,575   $    3,275   $   60,000   $1,215,725   $ (342,667)   $ (803,641)  $  132,692
                                       ==========   ==========   ==========   ==========   ==========    ==========   ==========


SEE NOTES TO FINANCIAL STATEMENTS

                            EAST DELTA RESOURES CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                        For the
                                                             For the          For the        For the       For the      period
                                                              three             six           three         six        August 27,
                                                              months           months         months       months    1997 (date of
                                                              ended            ended          ended         ended    incorporation
                                                            September        September      September     September  to September
                                                             30, 2004         30, 2004       30, 2003     30, 2003     30, 2004
                                                             --------         --------       --------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(734,476)      $(746,450)    $      (7)   $  (1,112)   $(803,641)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss from impairment of intangible assets                        --              --            --           --       19,823
   Stock based compensation, consulting and rent               654,483         658,483            --           --      662,483
   Cash received in acquisition of affiliates                       --         190,041            --           --      192,218
   Increase in other assets                                         --          (1,761)           --           --       (1,761)
   (Decrease) increase in accrued and other
   Liabilities                                                  29,632          25,128            --           --       28,886
                                                             ---------       ---------     ---------    ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                           50,361         125,441            (7)      (1,112)      98,008
                                                             ---------       ---------     ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                --              --            --           --           --
                                                             ---------       ---------     ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                            60,000         180,000            --           --      259,359
                                                             ---------       ---------     ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          9,639         305,441            (7)      (1,112)     357,367

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 347,728          51,926         1,895        3,000           --
                                                             ---------       ---------     ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 357,367       $ 357,367     $   1,888    $   1,888    $ 357,367
                                                             =========       =========     =========    =========    =========

Supplemental disclosure of non -cash investing and financing activities:

Deferred compensation and common stock and
   additional  paid in capital                               $ 244,000       $ 244,000     $      --    $      --    $ 292,000
                                                             =========       =========     =========    =========    =========

Acquisition of net assets of Amingo Resources, Inc.          $      --       $      --     $      --    $      --    $  22,000
                                                             =========       =========     =========    =========    =========

Acquisition of net assets of affiliate (see Note A)          $      --       $ 140,050     $      --    $      --    $ 140,050
                                                             =========       =========     =========    =========    =========

Supplemental disclosure of cash flow information

Cash Paid For:
   Interest                                                  $      --       $      --     $     --     $      --    $      --
                                                             =========       =========     =========    =========    =========
   Income taxes                                              $      --       $      --     $     --     $      --    $      --
                                                             =========       =========     =========    =========    =========


SEE NOTES TO FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

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

Prior to June 30, 2003, the Predecessor, for various reasons, had abandoned its business plan to participate in the building industry in China and other parts of Asia and was in the process of seeking other opportunities to maximize shareholder value. Towards this goal, on June 30, 2004, the Predecessor acquired Omega Resources, Inc., ("Omega"), a related party by virtue of common ownership and management. Omega. which was initially incorporated under the laws of the state of Delaware as Top Soil, International, LTD on August 27, 1997, and changed its name to Omega Resources, Inc. on April 22, 2004 is in the business of gold exploration, development and production in China.

Because the Predecessor has elected to proceed with the implementation of Omega's business plan, the transaction was reflected as a reverse acquisition and a recapitalization with Omega succeeding to the name of East Delta Resources Corp. and being treated as the acquirer for financial statement purposes. In connection therewith, the Predecessor issued 11,366,250 shares of its common stock to the stockholders of Omega in exchange for all of Omega's issued and outstanding common shares on the date of the transaction. Also, and because of the nature of common control, the assets and liabilities of the Predecessor and Omega were combined using their historical cost basis. On the date of the transaction, the Predecessor had 20,383,325 shares outstanding, and a deficit accumulated during the development stage of approximately $1,459,000 which amount was eliminated against the Predecessor's additional paid in capital immediately before the combination.

East Delta is in the development stage as defined in Financial Accounting Standards Statement No. 7. Accordingly, certain of its accounting policies and procedures have not yet been established.

Basis of Presentation
---------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited financial statements as of March 31, 2004 and for the years ended March 31, 2004 and 2003 that were included in our 8-K/A filing and/or the audited financials of AVIC Technologies, Ltd (also known as the Predecessor) as of December 31, 2003 and for the years ended December 31, 2003 and 2002 included in the Form 10-KSB filing of AVIC Technologies, Ltd.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of East Delta, its wholly owned subsidiary, Amingo Resources, Inc. and its majority owned subsidiary, Jinping Amingo Resources, Inc. which is a Chinese sino-foreign joint venture limited liability company (collectively, "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation. With respect to our investment in the joint venture, we have not presented a minority interest in the accompanying consolidated financial statements because our joint venture partners are not responsible for funding operating deficits. If the joint venture generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by such entity to the extent that their minority interest balances are positive.

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

Foreign Currency Translation
----------------------------

The assets and liabilities of our foreign subsidiaries (which were formed during the year ended March 31, 2004) are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years. Translation adjustments were not applicable for the three and six months ended September 30, 2003 and were not material for the three months ended September 30, 2004.

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

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements. At September 30, 2004, we had net operating loss carryforwards for income tax purposes. Assuming that the business combination discussed at Note A does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carryforwards will be available to offset future taxable income generated through September 30, 2024. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

At September 30, 2004, accrued and other liabilities includes approximately $120,100 owed to various stockholders (one of whom is currently our President and Director) for services rendered and expenses incurred. The amounts are unsecured, non-interest bearing and due on demand.

In 2003, the Predecessor rented office space from a stockholder under a month-to-month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year). Since, the $42,000 has not yet been paid, the amount remains in accrued and other liabilities in the accompanying September 30, 2004 balance sheet.

During the quarter ended June 30, 2004, our Predecessor reduced the amount of space rented and simultaneously entered into a one-year lease agreement with our landlord. As consideration for rent in 2004, we are obligated to issue 60,000 shares of our common stock resulting in non-cash rent expense of $1,500 for the second quarter of 2004 on the Predecessor's books, and $4,500 of rent during the quarter ended September 30, 2004.

In October 2004, we issued 30,000 shares of our common stock to our President as consideration for services rendered during the quarter ended September 30, 2004. We believe this amount represents the fair value of services provided to us by our President during this period.

NOTE E - OTHER SIGNIFICANT TRANSACTIONS

     o Effective May 15, 2004, the Predecessor entered an agreement with an investor relations consulting firm. As consideration for their services, we initially agreed to pay a monthly retainer of $6,500 for a period of six months, and we issued 200,000 warrants that enable them to purchase 200,000 shares of our common stock for a price of $.50 per share at anytime through April 30, 2009. No compensation was required to be recorded as a result of the issuance of these warrants. Effective July 15, 2004, the agreement was terminated by us for cause, and the issued warrants were cancelled.

     o On June 15, 2004 the Predecessor entered into a contract with an unrelated entity to provide investor relations services through December 15, 2004. As consideration for such services, we agreed to pay a monthly retainer of $5,000 and issue a total 300,000 shares of our common stock (one third of which are to be issued on July 1, September 1 and November 1, 2004). As a result of this agreement we initially anticipated that we would recognize stock based compensation of approximately $114,000 during the term of the agreement; of which $104,500 was included in deferred compensation at June 30, 2004. However, we terminated the agreement after the first 100,000 shares were issued, and no additional shares will be issued. As a result, during the quarter ended September 30, 2004, we recognized stock based compensation expense of $28,500 and the remaining balance of deferred compensation of $76,000 was reversed.

     o On April 1, 2004, the Predecessor entered into a two-year agreement with a consultant. As consideration for services rendered, the Predecessor has agreed to pay the consultant a total of $250,000 over the term of the agreement as follows:

          Amounts due on November 1, 2004                   $   70,000
          Amount due on June 1, 2005                            70,000
          Amount due on December 1, 2005                        60,000
          Amount due on May 1, 2006                             50,000
                                                            ----------

          Total                                             $  250,000

          The Predecessor recognized expense of approximately $31,300 under this agreement during the period April 1, 2004 to June 30, 2004. These expenses were eliminated as of June 30, 2004 (date of acquisition) for the reasons discussed at Note A. During the quarter ended September 30, 2004, we recognized approximately $31,300 of expense under this agreement.

     o In addition to the 200,000 warrant discussed above, at June 30, 2004, we have also issued 3,000,000 warrants that enable the holder to purchase 3,000,000 shares of our common stock for a price of $0.10 per share at anytime through January 31, 2009. The warrants were issued by the Predecessor to a consultant for services primarily relating to the acquisition discussed at Note A, and the Predecessor recognized $300,000 of stock based compensation during the period January 1, 2004 to June 30, 2004. These expenses were eliminated as of June 30, 2004 (date of acquisition) for the reasons discussed at Note A.

     o Effective July 21, 2004, we granted warrants to purchase 200,000 shares of our common stock at a price of $.30 per share at any time through July 31, 2007. The warrants were issued to a consultant as consideration for services rendered during the three months ended September 30, 2004. As a result of the issuance of these warrants, we have recorded $74,000 of stock based compensation during the three months ended September 30, 2004.

     o During the three months ended September 30, 2004, we issued 1,000,000 of our common shares to a consultant as consideration for services to be rendered under a consulting agreement that has a term of 2 years commencing on August 26, 2004. Because the common stock had a value of $.32 on the date of the agreement, we will record total stock based compensation expense of $320,000 over the term of the agreement. During the three months ended September 30, 2004, $13,333 of this amount was recognized as expense. The remaining amount has been included in deferred compensation in the accompanying consolidated balance sheet.

NOTE F - OTHER SUBSEQUENT EVENTS

In addition to the shares discussed at Note E, subsequent to September 30, 2004, we issued 1,415,000 shares of our common stock for the following consulting services:

                                                                                   Value of              Number of
Description                                                                        Services                Shares
-----------                                                                        --------                ------
Consulting services rendered during the quarter ended September 30:
  Arising from financial and accounting services                                   $  11,100               30,000
  Arising from investor relations services                                           140,600              380,000
  Arising from proposed acquisition of Huangtudi project                             175,750              475,000
  Arising from proposed acquisition of Huaquia project                               196,100              530,000
                                                                                   ---------            ---------

Total                                                                              $ 523,550            1,415,000
                                                                                   =========            =========

The value of the consulting services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were sold at the date the services were rendered), has been included in stock based expenses in the accompanying statement of operations.

Effective October 25, 2004, Amingo Resources Inc. signed a letter of intent to form a Joint Venture with Huangtudi Mineral Resources Inc. The agreement provides us with the right to purchase up to 80% of Huangtudi's new gold mining project in Jinping County, Guizhou Province (China). The project currently consists of a complete new producing gold mine and exploration permits covering about five square kilometers east of the mine.

Effective October 25, 2004, Amingo Resources Inc. signed a letter of intent with the Huaqiao Mining Co. that gives us the right to purchase up to 70% of Huaqiao's gold project in Jinping County, Guizhou Province, in Eastern China. The Huaqiao gold project consists of an existing gold mine and additional exploration permits covering 10 square kilometres on the northeast side of the mine. This gold mine has operated for a period almost twenty years in a small area of about 0.6 square kilometers producing approximately 10,000 to 20,000 ounces of gold per year.

Closing of these acquisitions will depend on the Company finding financing, estimated to be approximately $4,000,000.

--------------------------------------------------------------------------------

ITEM 2 - PLAN OF OPERATIONS

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

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three and six months ended September 30, 2004 and 2003 included in this Form 10-QSB, the consolidated financial statements of Omega as of March 31, 2004 and for the years ended March 31, 2004 and 2003 included in Form 8-K/A that was filed August 2004, and the financial statements of AVIC Technologies, Ltd. (our name before we changed it to East Delta Resources Corp on May 5, 2004) as of December 31, 2003 and for the years ended December 31, 2003 and 2002, included in AVIC's Form 10-KSB. Also, because Omega has a fiscal year end of March 31, the discussion below is for the three months ended September 30, 2004 and 2003.

Readers are referred to the cautionary statement below that addresses forward -looking statements.

Our operations have been fairly minimal to date, and we have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Three and six months ended September 30, 2004 and 2003
------------------------------------------------------

During the three and six months ended September 30, 2003, we did not generate any revenue and our expenses were not material. During the three and six months ended September 30, 2004, we did not generate any revenue and our non-cash expenses were not material. This is because our primary focus during these periods was to locate and consummate a business combination so that we could begin to develop our business model.

Since Inception
---------------

We have not generated any revenues since our inception on August 27, 1997, and have incurred expenses of approximately $803,600 since such date. These expenses arise primarily from the following:

     o Approximately $662,500 of stock based consulting expenses that arose from various consulting agreements for which we issued stock as consideration for services rendered.
     o Approximately $25,000 of travel resulting from our efforts to implement our business plan in China.
     o Approximately $19,800 of goodwill impairment that resulted from the acquisition of Amingo Resources, Inc. (a related entity) in December 2003.

     o Approximately $20,000 of start up costs incurred by our Chinese subsidiary in connection with the establishment of the Joint Venture.
     o    Approximately $25,000 of professional and consulting fees

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

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop a 72 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. Our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. We are to pay this amount in the following minimum installments:

     o    $600,000 by December 31, 2004
     o    $400,000 by December 31, 2005

As of June 30, 2004, we had invested approximately $150,000 in the Joint Venture in China; approximately $20,000 of which was used to pay various start-up expenses prior to March 31, 2004. The remaining amount is being held in a bank account in China and accordingly has been included in cash and cash equivalents in the accompanying consolidated balance sheet. During the period July 1, 2004 to August 15, 2004, we invested an additional $150,000 in the Joint Venture, bringing the total investment to $300,000 as at September 30, 2004.

Exploration and Mining Activities

During the quarter we engaged various Chinese geologists in China to assist in the continuing exploration phase of our activities in China. In addition, we are actively seeking additional personnel, both in Canada and China, with multi-year experience in operating and managing mining enterprises to commence mining development and subsequent extraction operations on the Bake property in China. As of September 30, 2004, we had as yet not been successful in this search.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2004, we issued 1,000,000 shares of our common stock for consulting services to be performed over the next two years. The stock had a trading value of $320,000 on the date of the consulting agreement. The stock was issued to a U.S. person in a transaction that was exempt from registration under Section 4(2) promulgated under the Securities Act of 1933. No commissions were paid.

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits

         Exhibits -

         31.1     Section 302 Certification
         32.1     Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE               TITLE                         DATE
    ---------               -----                         ----

    /s/ Victor Sun
   -----------------
        Victor Sun          President and CEO             November 15, 2004