Form 10QSB
period 2004-12-31
EAST DELTA RESOURCES CORP.
filed 2005-02-22
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended December 31, 2004.

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

                                 (514) 844-6448
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [x] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of December 31, 2004.

                            37,304,575 Common Shares

Transitional Small Business Disclosure Format:

                                 YES [_] NO [x]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)
                        --------------------------------

                              INDEX TO FORM 10-QSB

                                                                                                                     Page
PART I.                   FINANCIAL INFORMATION

Item 1.                   Consolidated Financial Statements (unaudited)

                          Balance Sheets as of December 31, 2004 and March 31, 2004                                     3

                          Statements of Operations for the nine months
                          ended December 31, 2004 and 2003, and the period
                          August 27, 1997 (date of incorporation) to
                          December 31, 2004                                                                             4

                          Statements of Cash Flows for the three and nine months
                          ended December 31, 2004 and 2003, and the period
                          August 27, 1997 (date of incorporation) to
                          December 31, 2004                                                                             5

                          Notes to Financial Statements                                                                 6

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of
                          Operations or Plan of Operations (including cautionary statement)                            14

Item 3.                   Controls and Procedures                                                                      17

PART II.                  OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                            18

Item 2.                   Changes in Securities                                                                        18

Item 3.                   Defaults Upon Senior Securities                                                              19

Item 4.                   Submission of Matters to a Vote of Securities Holders                                        19

Item 5.                   Other Information                                                                            19

Item 6.                   Exhibits and Reports on Form 8-K                                                             19

                          Signatures                                                                                   20


PART I - FINANCIAL INFORMATION

Item 1.
                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)
                        --------------------------------

                                 BALANCE SHEETS


                                                                                      December 31, 2004       March 31,
ASSETS                                                                                   (unaudited)            2004
------                                                                                   -----------            ----
  CASH AND CASH EQUIVALENTS                                                            $   899,392         $    51,926

  OTHER ASSETS                                                                               2,963               1,200
                                                                                       -----------         -----------
TOTAL                                                                                  $   902,355         $    53,126
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accrued and other liabilities                                                        $   255,396         $     4,958
  Due to affiliate                                                                              --              27,559
                                                                                       -----------         -----------
      Total current liabilities                                                            255,396              32,517
                                                                                       -----------         -----------

STOCKHOLDERS' EQUITY:
   Common stock - $0.0001 par value; 50,000,000 shares
      authorized; 37,304,575 shares issued and outstanding                                   3,730               1,137
   Common stock subscribed                                                                  60,000                  --
   Additional paid-in capital                                                            4,242,020             120,663
   Deferred compensation                                                                (2,000,837)            (44,000)
   Deficit accumulated during the development stage                                     (1,657,954)            (57,191)
                                                                                       -----------         -----------
       Total stockholders' equity                                                          646,959              20,609
                                                                                       -----------         -----------
TOTAL                                                                                  $   902,355         $    53,126
                                                                                       ===========         ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the         For the          For the         For the         For the Period
                                                     three           nine             three            nine          August 27, 1997
                                                     months         months            months          months           (date of
                                                     ended           ended            ended           ended          incorporation)
                                                   December         December         December        December         to December
                                                   31, 2004         31, 2004         31, 2003        31, 2003          31, 2004
                                                   --------         --------         --------        --------          --------

REVENUES                                         $        --      $        --      $        --      $        --      $        --
                                                 -----------      -----------      -----------      -----------      -----------

EXPENSES:
    Stock based expenses                             742,670        1,367,153               --               --        1,371,153
    Loss from impairment of intangibles                   --               --           19,823           19,823           19,823
    Other                                            145,643          233,610              549            1,661          266,978
                                                 -----------      -----------      -----------      -----------      -----------

       Total expenses                                888,313        1,634,763           20,372           21,484        1,657,954
                                                 -----------      -----------      -----------      -----------      -----------

NET LOSS                                         $  (888,313)     $(1,600,763)     $   (20,372)     $   (21,484)     $(1,657,954)
                                                 ===========      ===========      ===========      ===========      ===========

Net Loss Per Share -
    Basic and Diluted                            $      (.03)     $      (.06)     $      (.01)     $      (.02)
                                                 ===========      ===========      ===========      ===========

 Weighted Average Number of Shares
    Outstanding                                   35,075,000       26,322,400        2,065,200        1,356,400
                                                 ===========      ===========      ===========      ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)
                        --------------------------------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the period
                                                                For the              For the            August 27, 1997
                                                                 nine                 nine                  (date of
                                                             months ended         months ended         incorporation) to
                                                           December 31, 2004    December 31, 2003      December 31, 2004
                                                           -----------------    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(1,600,763)         $   (21,484)            $(1,657,954)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss from impairment of intangible assets                          --               19,823                  19,823
   Stock based compensation, consulting and rent               1,367,153                   --               1,371,153
   Cash received in acquisition of affiliates                    190,041                2,177                 192,218
  Other operating activities                                     171,035                   --                 (52,832)
NET CASH PROVIDED BY OPERATING ACTIVITIES                        127,466                  516                 127,592
                                                             -----------          -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                  --                   --                      --
                                                             -----------          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES                             720,000               26,500                 771,800
                                                             -----------          -----------             -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          847,466               27,016                 899,392

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                           51,926                3,000                      --
                                                             -----------          -----------             -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                            $   899,392          $    30,016             $   899,392
                                                             ===========          ===========             ===========


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

Prior to June 30, 2003, the Predecessor, for various reasons, had abandoned its business plan to participate in the building industry in China and other parts of Asia and was in the process of seeking other opportunities to maximize shareholder value. Towards this goal, on June 30, 2004, the Predecessor acquired Omega Resources, Inc., ("Omega"), a related party by virtue of common ownership and management. Omega,which was initially incorporated under the laws of the state of Delaware as Top Soil, International, LTD on August 27, 1997, and changed its name to Omega Resources, Inc. on April 22, 2004 is in the business of gold exploration, development and production in China.

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

Basis of Presentation
---------------------

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited financial statements as of March 31, 2004 and for the years ended March 31, 2004 and 2003 that were included in our 8-K/A filing and/or the audited financials of AVIC Technologies, Ltd (also known as the Predecessor) as of December 31, 2003 and for the years ended December 31, 2003 and 2002 included in the Form 10-KSB filing of AVIC Technologies, Ltd.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of East Delta, its wholly owned subsidiary, Amingo Resources, Inc. and its majority owned subsidiary, Jinping Amingo Resources, Inc. which is a Chinese foreign joint venture limited liability company (collectively, "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation. With respect to our investment in the joint venture, we have not presented a minority interest in the accompanying consolidated financial statements because our joint venture partners are not responsible for funding operating deficits. If the joint venture generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by such entity to the extent that their minority interest balances are positive.

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

Foreign Currency Translation
----------------------------

The assets and liabilities of our foreign subsidiaries (which were formed during the year ended March 31, 2004) are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years. Translation adjustments were not material for the nine months ended December 31, 2004 and 2003.

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

New Pronouncement
-----------------

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We have not yet definitively determined the effect that FAS 123 (R) will have on our financial statements, however we do not believe its adoption will have a material impact on our financial position and/or results of operations.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the development stage and will require a significant amount of capital to proceed with our business plan. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations through the successful development of our business model and/or the integration of an operating business. Also, our ability to continue as a going concern must be considered in light of the complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Our operations have been funded primarily through sales of public and private equity, and we expect to continue to seek additional funding. We believe the acquisition discussed at Note A will assist us in our efforts to raise capital. However there is no assurance that we will be successful in raising adequate equity and/or debt capital, or that any such capital raised will be adequate to meet our commitments. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements. At December 31, 2004, we had significant net operating loss carry-forwards for income tax purposes. Assuming that the business combination discussed at Note A does not trigger a "change in control" (as defined by Internal Revenue Service rules and regulations), these carry-forwards will be available to offset future taxable income generated through December 31, 2024. The deferred income tax asset arising from these net operating loss carry-forwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTIONS

In 2003, the Predecessor rented office space from a stockholder under a month-to-month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year). Since, the $42,000 has not yet been paid, the amount remains in accrued and other liabilities in the accompanying December 31, 2004 balance sheet.

During the quarter ended June 30, 2004, our Predecessor reduced the amount of space rented and simultaneously entered into a one-year lease agreement with our landlord. As consideration for rent during the period January 1, 2004 to December 31, 2004, we are obligated to issue 60,000 shares of our common stock. Rent expense during the quarter ended December 31, 2004 was $9,000.

In October 2004, we issued 30,000 shares of our common stock to our President as consideration for services rendered during the quarter ended September 30, 2004. We believe this amount represents the fair value of services provided to us by our President during this period.

In October 2004, we granted 700,000 warrants to our directors (including 500,000 to our President), which entitle them to purchase a like number of our common shares for a price of $.20 per share at anytime through October 31, 2007. The warrants represent consideration for services to be provided during the quarters ended December 31, 2004 and March 31, 2005. The warrants had an estimated fair value of $175,000 on the grant date, and accordingly, we have recognized $87,500 of stock based compensation in the quarter ended December 31, 2004 and included the remaining amount as deferred compensation.

At December 31, 2004, accrued and other liabilities includes approximately $120,000 owed to other stockholders (one of whom is currently our President and Director) for services rendered and expenses incurred. The amounts are unsecured, non-interest bearing and due on demand.

NOTE E - OTHER ISSUANCES OF STOCK DURING THE QUARTER ENDED DECEMBER 31, 2004

Consulting Agreements
---------------------


     - During the quarter ended December 31, 2004, we issued 1,415,000 shares of our common stock for various consulting services rendered during the quarter ended September 30, 2004 (the related expense of $523,550 was also recorded in the second quarter).

     - During the quarter ended December 31, 2004, we entered three consulting agreements having terms of two years. As consideration for services to be rendered, we agreed to pay each of the consultants $2,000 per month for the terms of the agreement, to issue each of them 500,000 shares of our common stock and to grant each of them 1,200,000 warrants to purchase a like number of shares of our common stock for a price of $.20 per share at any time prior to October 31, 2007. With respect to the common shares, during the quarter ended December 31, 2004, we issued each of the consultants 250,000 shares of our stock, and the remaining shares are to be issued in April 2005. The shares had a value of $.39 per share on the date of the agreements and accordingly, we will recognize a total of $585,000 shares of stock based compensation over the terms of the agreements. Of this amount $48,750 has been recorded in the current quarter and the remaining amount has been included in deferred compensation. The warrants had an estimated fair value of $.25 at the date of grant and accordingly we will recognize a total of $900,000 of stock based compensation over the terms of the agreements. Of this amount $112,500 has been recorded in the current quarter and the remaining amount has been included in deferred compensation.

Private Placement of Stock
--------------------------

During the quarter ended December 31, 2004, we completed two tranches of equity financing of $300,000 and $420,000, in which we sold 100, and 140 Units of common equity. The units in the first tranche consisted of ten thousand (10,000) shares of our common stock and ten thousand (10,000) warrants to purchase common stock any time on or before December 31, 2006, at a price of $0.50 per share. The units in the second tranche consisted of ten thousand (10,000) shares of our common stock and five thousand (5,000) warrants to purchase common stock any time on or before December 31, 2006, at a price of $0.50 per share. In total, we issued 2,200,000 shares of our stock during the quarter ended December 31, 2004 for these proceeds.

Other Issuance

During the quarter ended December 31, 2004 we issued 160,000 shares of our common stock for cash received of $20,000.

NOTE F - OUTSTANDING WARRANTS

In addition to the warrants discussed at Notes D and E, we have the following warrants outstanding at December 31, 2004:

     - Warrants to purchase 200,000 shares of our common stock at a price of $.30 per share at any time through July 31, 2007. The warrants were issued to a consultant as consideration for services rendered during the three months ended September 30, 2004. As a result of the issuance of these warrants, we recorded $74,000 of stock based compensation during the three months ended September 30, 2004.

     - Warrants to purchase 3,000,000 shares of our common stock for a price of $0.10 per share at anytime through January 31, 2009. The warrants were issued to a consultant for services primarily relating to the acquisition discussed at Note A.

     - Warrants to purchase 3,188,000 shares of our common stock at prices ranging from $.20 to $.50 per share at various times through December 31, 2009. The warrants were issued during the quarter ended December 31, 2004 to various consultants as consideration for services rendered, and/or to be rendered in the future. As a result of these warrants, we recorded $415,920 of stock based compensation during the three months ended September 30, 2004, and have deferred an additional $290,920 that will be amortized to expense in the quarter ending March 31, 2005.

NOTE G -  INVESTMENT IN JINPING AMINGO RESOURCES, INC. AND LETTERS OF INTENT

In February, 2004, we signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, we acquired rights to develop a 72 square kilometer property in the county, and we are eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As at September 30, 2004, our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. At December 31, 2004, we have paid $600,000 of this amount and the remaining $400,000 must be funded by December 31, 2005. We have incurred approximately $20,000 of start up expenses in China, and accordingly, out net cash balance in China is approximately $580,000 at December 31, 2004. This amount has been included in cash and cash equivalents in the accompanying consolidated balance sheet.

Letters of Intent
-----------------

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

Effective October 25, 2004, Amingo Resources Inc. signed a letter of intent with the Huaqiao Mining Co. that gives us the right to purchase up to 70% of Huaqiao's gold project in Jinping County, Guizhou Province, in Eastern China. The Huaqiao gold project consists of an existing gold mine and additional exploration permits covering 10 square kilometers on the northeast side of the mine. This gold mine has operated for a period almost twenty years in a small area of about 0.6 square kilometers producing approximately 10,000 to 20,000 ounces of gold per year.

NOTE H - OTHER CASH COMMITMENTS

On April 1, 2004, the Predecessor entered into a two-year agreement with a consultant. As consideration for services rendered, the Predecessor has agreed to pay the consultant a total of $250,000 over the term of the agreement as follows:

Amount paid in January 2005                                    $  70,000
Amount due on June 1, 2005                                        70,000
Amount due on December 1, 2005                                    60,000
Amount due on May 1, 2006                                         50,000
                                                               ---------

Total                                                          $ 250,000

Since the date of the agreement, we have recognized a total of $93,750 of expense under this agreement ($31,250 of which was during the quarter ended December 31, 2004). The remaining amount has been included in deferred compensation in the accompanying consolidated balance sheet.

NOTE I -  OTHER SUBSEQUENT EVENTS

In addition to the shares discussed at Note E, subsequent to December 31, 2004, we issued 1,822,500 shares of our common stock, of which 200,000 were issued to an investor as part of the private placement referenced above and 1,622,500 to various consultants as payment for service

We have signed a letter of intent to enter into a joint venture agreement with Xining Zhen Hai Enterprises, Ltd., a Chinese mining company operating in the Province of Quinghai, China. We anticipate that we will own 80% of the joint venture.
--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

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

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three and nine months ended December 31, 2004 and 2003 included in this Form 10-QSB, the consolidated financial statements of Omega as of March 31, 2004 and for the years ended March 31, 2004 and 2003 included in Form 8-K/A that was filed in August 2004, and the financial statements of AVIC Technologies, Ltd. (our name before we changed it to East Delta Resources Corp on May 5, 2004) as of December 31, 2003 and for the years ended December 31, 2003 and 2002 included in AVIC's Form 10-KSB. Also, because Omega has a fiscal year end of March 31, the management discussion and analysis below is for the three and nine months ended December 31, 2004 and 2003.

Readers are referred to the cautionary statement below that addresses forward -looking statements.

Our operations have been fairly minimal to date, and we have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Three and nine months ended December 31, 2004 and 2003
------------------------------------------------------

During the three and nine months ended December 31, 2004 and 2003, we did not generate any revenue and our non-cash expenses were not material. This is because our primary focus during these periods was to locate and consummate a business combination so that we could begin to develop our business model.

Since Inception
---------------

We have not generated any revenues since our inception on August 27, 1997, and have incurred expenses of approximately $1,658,000 since such date. These expenses arise primarily from the following:

     o Approximately $1,371,000 of stock based consulting expenses that arose from various consulting agreements for which we issued stock as consideration for services rendered.
     o Approximately $35,000 of travel resulting from our efforts to implement our business plan in China.
     o Approximately $19,800 of goodwill impairment that resulted from the acquisition of Amingo Resources, Inc. (a related entity) in December 2003.
     o Approximately $20,000 of start up costs incurred by our Chinese subsidiary in connection with the establishment of the Joint Venture.
     o    Approximately $25,000 of professional and consulting fees

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

Business Strategy

We plan to develop our business mostly through acquisitions and/or joint ventures with local participants, in which they will have substantial equity and management control. Priority will be given to the more advanced potential mining properties, where most of the exploration and pre-feasibility study work have already been completed or by the outright purchase of a majority interest in operating mines. The objective is to become the owner of producing mines in the shortest term possible. With profit potential adequately demonstrated and funding available, a new plant can be in production as quickly as twelve months.

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

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop a 72 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As at September 30, 2004, our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. At December 31, 2004, we have paid $600,000 of this amount and the remaining $400,000 must be funded by December 31, 2005. We have incurred approximately $20,000 of start up expenses in China, and accordingly, out net cash balance in China is approximately $580,000 at December 31, 2004. This amount has been included in cash and cash equivalents in the accompanying consolidated balance sheet.

Exploration and Mining Activities

In addition to our primary venture in China, as at December 31, 2004, we had signed, three letters of intent (to acquire) with various gold producers and exploration entities in China. The status of these agreements are in the due diligence and evaluation stages. We cannot assure that the acquisitions will be closed or if closed that adequate funding will be raised to satisfy the yet to be negotiated costs of these acquisitions.

During the second quarter we engaged various Chinese geologists in China to assist in the continuing exploration phase of our activities in China. In October we signed consulting contracts with three individuals in Canada having extensive experience in the mining industry. Their functions are to supervise the further exploration of our Bake property in China, assist in the valuation of potential acquisition candidates, and provide overall advice on the operations of our Canadian head office.

In addition, we are actively seeking additional personnel, both in Canada and China, with multi-year experience in operating and managing mining enterprises to commence mining development and subsequent extraction operations on the Bake property in China. As of December 31, 2004, we had not fully completed this phase of our development.

Liquidity

As of December 31, 2004, we have approximately $899,400 in cash, and currently do not have sufficient cash to pay our commitments, and other expenses over the next twelve months. Unless we are able to (1) generate cash flow from operations; (2) locate a strategic partner; or (3) secure additional financing, we will ultimately exhaust our cash, and will be unable to fund any significant additional expenditures or implement our business plan.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. This evaluation was carried out by the Company's Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring all material information relating to the Company required to be included in its periodic SEC filings was disclosed.

Based on the evaluation, the Company's Chief Executive Officer concluded that there are certain deficiencies or material weaknesses that need to be addressed. In connection with this matter, management is currently considering certain actions that it anticipates will ultimately improve the Company's reporting and disclosure controls and procedures. These deficiencies include, but are not limited to the following:

     o Deficiencies related to inadequate or ineffective policies for documenting, recording and disclosing transactions.

     o Deficiencies related to the internal control environment. The Company has determined that it had deficiencies due to inadequate staffing in its accounting department and the lack of a full-time Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

With the exception of the above items there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting during the three months ended December 31, 2004.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

During the quarter ending December 31, 2004, we issued 4,555,000 shares of our common stock for the following:

2,360,000 shares sold for cash for a total consideration of $680,000;

30,000 shares to the Company's CEO in lieu of salaries owed to him;

1,005,000 shares to various consultants for services rendered related to the potential Chinese acquisitions;

1,130,000 shares to various consultants for services related to the mining operations of the Company and

30,000 shares to a consultant for general corporate consulting services

The stock was issued in transactions exempt from registration either under section 4(2) to U.S. persons or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933. No commissions were paid.

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

    SIGNATURE                    TITLE                     DATE
    -------------------          --------------------      ------------------
    Victor Sun                   President and CEO         February 22, 2005
    /s/ Victor Sun