Form 10KSB
period 2005-03-31
EAST DELTA RESOURCES CORP.
filed 2005-08-08
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the Fiscal Year ended March 31, 2005

                        Commission file number 000-32477

                           EAST DELTA RESOURCES CORP.
        (exact name of small business issuer as specified in its charter)

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

                                 (514) 845-6448
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common shares par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [V] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of voting stock held by non-affiliates of the
Registrant: $21,886,394.

As of June 30, 2005, the Registrant had 41,197,492 shares of its Common Stock outstanding.

                              INDEX TO FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS                                              3

ITEM 2. DESCRIPTION OF PROPERTY                                              10

ITEM 3. LEGAL PROCEEDINGS                                                    10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10

PART II                                                                      10

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND         10
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS          12

ITEM 7. FINANCIAL STATEMENTS                                                 17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING          31
AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES                                             32

ITEM 8B. OTHER INFORMATION                                                   32

PART III                                                                     33

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;        33
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION                                              35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                 36
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      37

ITEM 13. EXHIBITS                                                            37

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES                             38

SIGNATURES                                                                   39

PART I

ITEM 1. Description of Business

(a) Business Development

         East Delta Resources Corp., formerly Avic Technologies Ltd., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings.

         During this fiscal year we acquired all the assets of a Delaware mining enterprise, as described below, and took on its business activities.

(b) Business of Issuer

         Initially, the main business goal of EDLT was to provide technical services, offering small and medium sized construction contractors access to our expertise in the building materials industry, and to enter into the manufacture of window frames in China. The Company later established an office in Beijing, China, and the success of the venture was dependent on concluding a joint venture agreement with Shenzhen Li Zheng Industrial Ltd., of Shenzhen, Guangdong.

         This joint venture was never realized, and in December, 2001, the Board of Directors of EDLT decided to close its China operations and re-orient the business goal of the Company elsewhere. Eventually, after several unsuccessful attempts at new undertakings, the Board was presented with an opportunity in the mining industry and decided to enter this field and maintaining its geographic focus on China. On February 4, 2004, the Company signed a share Exchange (and Purchase) Agreement to acquire all the common and voting shares of East Delta Resources Corp., a Delaware corporation, who subsequently changed its name to Omega Resources Inc. ("Omega"). Omega through its wholly-owned Canadian subsidiary, Amingo Resources Inc., is in the business of exploration and mining of gold and other precious metals, primarily in China.

         On May 5, 2004, we changed our name to East Delta Resources Corp. and the NASD assigned us a new trading symbol, EDLT. On June 30, 2004, the purchase was finalized and we acquired 100% of the common shares of Omega Resources Inc. (fka, East Delta Resources Corp.). and subsequently took on the business of Omega Resources Inc.

Business Description

         The Company is headquartered in Montreal, Quebec and now has as its business objective to profit from the recent worldwide revival of interest in precious and base metals. Our primary activity is in gold exploration, development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. Our geographic focus is in growth mining regions located mostly in China and Southeast Asia. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together our network of financing sources, management expertise, the latest mining technology and extensive local industry contacts. We also operate through a wholly owned Canadian subsidiary, Amingo Resources Inc. of Montreal, Quebec.120.

Business Opportunity

         Despite the presence in China of a sizable number of "Western" resource companies, the modern mining industry in China can still be considered to be in its infancy, with huge tracts of land completely unexplored, under-explored or under-developed. In addition to developing new properties, many existing mining operations have great potential to be further exploited, as the lack of adequate funding has prevented the acquisition of up-to-date and efficient methods and equipment. The central and local governments have long recognized these problems and have become very amenable to doing business with foreign companies.

Business Strategy

         We plan to develop our business mostly through acquisitions and/or joint ventures with local participants in project that we expect to have substantial equity and management control. We do not view ourselves as a " pure exploration company". Priority is to be given to the more advanced potential mining properties; projects where most of the exploration and pre-feasibility study work have already been done. The objective is to become the owner of producing mines in the shortest term possible and with exploration risks mitigated as much as possible. With profit potential adequately demonstrated and funding available, a new plant can be in production in as quick as twelve months. Currently, in China, all major new gold facilities using modern technology and equipment and capable of producing large amounts of gold are still fully controlled by the central government. Thus, EDLT's and Amingo's main targets are the small to medium sized gold and base metals projects.

         We have implemented a two-pronged approach to our business development. First, we acquired rights to a substantive property that, based on exploratory work done to date has a reasonable probability of developing into a major gold mining operation. This property has become the focus of our efforts. In addition, we are concentrating on acquiring small producing gold mines that can be expanded and made more efficient through modern management techniques and equipment, bringing revenue to our bottom line as rapidly as possible.

Accomplishments and Activities to-date

         Prior to being acquired, Omega had acquired 100% of the voting shares of Amingo Resources Inc., a Canadian based company whose major work is in gold exploration and mining in China. A large part of our efforts for the immediate term are directed to develop Amingo and our Chinese properties. Although Amingo retains its separate Canadian identity, its activities and operations have successfully been integrated in our own. Thus, our major business activities coincide with those of Amingo's.

         In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop a 72 square kilometer property in the county (referred to as "Bake"), and is eligible to earn up to 84% of the net revenues extracted from this particular property. At the outset Amingo owns 70% of the JV, and each governmental entity retains 15%.

         In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau approved the "Joint Venture" which is now operating under the name Guizhou Amingo Resources Inc. and issued it a business license, valid for a period of twenty years. In December, 2004, the governmental authorities granted Guizhou Amingo an exploration license covering our Bake property.

         The success of this venture is fully dependent on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's preliminary exploration and development activities. We are required to pay this amount in the following installments:


     o    $600,000 by December 31, 2004

     o    $400,000 by December 31, 2005

         To date we have raised approximately $1,200,000 to finance our operations. During 2004 we invested approximately $600,000 in the Guizhou Amingo, thereby satisfying the requirements of our JV agreement with the Chinese authorities. As well, during the year we assembled an effective and experienced geological team to guide the exploration and development of our Chinese mining properties.

Local Co-operation

         Our partners in China maintain an extensive network of contacts with local government officials and mining industry senior officers. To further strengthen our local technical support, we are in the process of negotiating a co-operative agreement with a major gold design and research institute in China. This institute is expected to assist us in carrying out research and provide any local technical support as required for joint ventures in China.

Implementation Strategy

         To fully benefit from the opportunities presented to us during 2004, we have begun to implement our two-pronged approach to our growth in China.

         The first track, as outlined above, is the development of our Chinese joint venture Guizhou Amingo Resources Inc. and of our anchor property at Bake with the goal to develop this into a "world class" mining operation.

Guizhou Amingo Resources Inc.
Description of Bake Property

         EDLT (through its subsidiaries, Amingo Resources Inc. and Chinese JV, Guizhou Amingo Resources Inc.) holds a 70% equity interest in a vast property covering an area of approximately 72 square kilometers of a turbidite-hosted gold quartz vein type situated in Jinping County, southeastern Guizhou province, China, approximately 255 km. east Guiyang city (the capital city of Guizhou province).

Geological Setting

         The SE Guizhou gold camp is within the Hunan-Guizhou gold belt, an area at the southwestern edge of the Yangtze crystalline basement where rocks of Proterozoic age are overlain by Cambrian to Jurassic shallow-marine sediments. These rocks were folded into anticlines and subsequently sheared. In the Hunan province portion of the Hunan-Guizhou belt, large gold deposits such as Xiangxi, Muoping and Woxi (with a stated resource greater than 50 tons) are known. (reference: Luo et al. 1996).

         Mineralization occurs primarily in the Proterozoic turbidite rocks: sericite slates, sandstone slates, tuffs, and sandstone lithologies that underwent greenschist metamorphism prior to shearing and gold mineralization. In SE Guizhou, five shear zones oriented ENE or NE, Jingping, Kentou, Pingqiu, Wenjiang, and Tonggu are documented (Lu et al. 2001). The Jingtou and Jingping shear zones cross the north limb of the anticline, the Pingqiu shear zone is near the anti-clinal axis while the Wenjiang and Tonggu shear zones cross the south anti-clinal limb. These shear zones produced mostly bedding parallel subsidiary ductile, ductile-brittle and brittle structures and only a few cross faults. There are no nearby intrusions. They are turbidite-hosted gold deposits.

         Major gold deposits including Tonggu, Kentou, Pingqiu, and Jingping (more than 10 tons in reserve, Lu et al. 2001, and Wu 1999), with average grade more than 5 g/T, since visible native gold can observed) and about 40 gold showings have been found. Some occurrences are being mined by local governments and companies.

         Gold occurs typically as native gold in or near quartz veins with associated minor pyrite and asenopyrite. The veins are enclosed within a silicified zone having weak chlorite and sericite alteration. The gold-bearing quartz veins are 0.2 to 1.0 m wide, striking NE for strike lengths of 200-1000m extending at least 200 to 300m in depth. The average gold grade is 5 g/ T. In Pingqiu, Tonggu, Kentou, Bake and Jingping gold mines the veins are en echelon with grades of 2 g/T to 30 g/T.

Bake-Jiaoyun

         The Bake-Jiaoyun project is on the Wenjiang anticline and Wenjiang shear zone containing the Bake and Jiaoyun showings. The Bake area contains 18 quartz veins with visible gold in the quartz veins and the adjacent alteration assemblage. A local company mined some of the veins three years ago but ceased operations due to the lack of technology and equipment. There are more than 20 vein outcrops in the region and with about 200 m in length and average of 0.4 m in width.

Indicated Resources

         The potential for the Bake-Jiaoyun project area was identified by geological mapping of the Jingping and Tianzhu counties in 1999. Results submitted to the Chinese Academy of Sciences and the Government of Guizhou in 2002 identified potential for mine-able gold resources in the area. A preliminary environmental impact study of exploration and mining activities was also submitted.

         From the years 2001 to 2003, EbisTech Inc., a Canadian based geological consultancy co-owned by Dr. Huan Lu (currently our Chief Geologist), conducted a survey program under the project entitled, "Cooperative Exploration of Bake-Jiaoyun" which formed the basis of the founding of Amingo and the proposal that further mineralization of the area be undertaken. It was clearly shown that Guizhou province hosted Turbidite type gold deposits very similar to those found in Nova Scotia and Australia, both of which to date have been successfully mined.

         Brigade 101 Geological Exploration Team, BGMR of the Province of Guizhou, China, did extensive work on a very small portion (less than 6%) of the Bake property and issued its report through the China Geological Survey. Based on the "Technical Requirements of Mineral Resources Estimates and Calculation for Solid Mineral Deposit" they reported the outline of one prominent ore body with indicated gold resources (equivalent to the Inferred Resources category as defined by CIM) of 29 tonnes of gold (approximately 1,000,000 ounces) at the Bake deposit.

         We have as yet to confirm these results. The estimates, as reported by Brigade 101, were based on a very limited depth of gold mineralization (less than 60 meters) as no drilling program was undertaken. It is our intention to expend our resources in further exploration programs to validate these results and explore other prospective areas within the Bake property.

         In 2003, Amingo Resources engaged independent Canadian geologists to summarize these reports, and provide their own technical reports and conclusions. The summary report, as presented to the Company, are available for perusal by a simple written or e-mail request to us.

         The second track that we are undertaking is to acquire producing (or near-producing) mines to provide immediate cash flow for us. To this end we incorporated a wholly-owned Chinese corporate entity, Guiyang High Tech Meiya Investment Ltd., to undertake our acquisitions.

         In the fall and early winter of 2004, we completed a second round of financing for the Company, bringing the total equity funding during 2004 to US$1,200,000. The funds will provide more than sufficient operating capital for the next 12 months, mostly to further develop our major property in China, as well as adequate funds for placing deposits toward the acquisition of additional mining properties that have attracted our interest.

         In November, 2004 we signed a letter of intent to form a Joint Venture with the Chinese mining company, Huaqiao Gold Mining Company of China. Subsequent to our year end, in June 2005, we entered into a definitive agreement to form a Joint Form, through our wholly owned Chinese subsidiary, Guiyang High Tech Meiya Investment Ltd., and this Chinese entity, that will own, operate, and further develop the Huaqiao gold mine.

         Under the terms of the agreement, Guiyang High Tech Meiya Investment will own 73.5% of the JV company and will be required to inject $500,000 over the next three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to the JV. In addition, the JV will acquire rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaqiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, according to information provided to us, the mine generated a total of 20,000 ounces. Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level. Data supplied to us by Huaqiao indicate a remaining resource estimated at approximately 275,000 oz. of gold with the ore averaging 7.35 g/t, and an extraction cost of under $225 per ounce. We are in the midst of validating this information.

         We have adequate funding in hand to proceed with this acquisition and anticipate integration of the mining operation into our Company by early fall 2005.

         Also, in January, 2005, we signed a letter of intent to enter into a Joint Venture with Xining Zhen Hai Enterprises Ltd., a Chinese mining company operating in the Province of Qinghai, China. The Joint Venture Company will be formed to acquire all the exploration and mining permits and property rights related to Zhen Hai's Mu Yang Gou Gold Mine project in Tong De County, Qinghai, China. Subject to certain terms and conditions, we will own 80% of the JV Company. And in February, 2005, Amingo signed a letter of intent to purchase up to 90% of a small gold mine adjacent to our Bake property. Both these letters of intent remain in the due diligence phase and are subject to further negotiations. No assurances can be given that they will materialize into definitive contracts or that we will obtain adequate financing to close these acquisitions.

         In June 2005, the Company, through its newly formed Delaware subsidiary, Sino-Canadian Metals, Inc. signed a definitive Joint Venture Contract with the Chinese mining entity, Qinghai Jiahua Metal Development Co. Ltd. (QJMD).

         Under the terms of the Agreement, a newly formed JV is to acquire all the exploration and production permits owned by QJMD related to the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province, northwest China. The Agreement gives Sino-Canadian the exclusive right to earn up to 80% of this property, subject to an immediate investment of USD $300,000 into the JV. The funds are to be used to confirm the profitability and reserves of the property. Further, the Agreement requires that EDLT assume the responsibility of raising all funding necessary to bring the property to the production stage. The financing that will be needed is estimated at between USD $13 to $15 million. And we can offer no assurances that such funding will be available to the Company.

            The Yuanshishan Ni-Fe-Co deposit is located south of Ping'an County, 62 km east of Xining city, the provincial capital. Over the past two decades, extensive exploration and fieldwork has been carried out at this site by the Bureau of Geology and Mineral Resources of Qinghai province. The results from the Bureau's exploration and fieldwork confirmed that the mineralization at Yuanshishan is of a Nickel dominated polymetallic nature, and that the Ni, Fe and Co grades are of economic importance. An open pit design was deemed suitable for the development of this deposit. QJMD reported that both it and the Chinese government have spent, to date, over USD $3,000,000 drilling and exploring this property.

            An independent feasibility study undertaken by a credible geological consulting firm in China in 2002, concluded that the site can be profitably mined for at least 18 years. Applying current nickel prices to the study substantially enhances the viability of the project. We are in the process of reviewing all their data and documentation.

WORK-IN-PROGRESS

         Amingo has negotiated for several other potential joint ventures, and is currently conducting further discussions towards joint venture contracts and agreements. Amingo has determined that these projects have an average cost of production of less than $175 per ounce. Gold mined at these cost levels allow for profitable operations, even under depressed gold price conditions. To realize these projects, we will require at least $10 million of financing over the next five years. Our aim to establish at least three to five gold production plants by the fifth year of operation. There are no assurances that the funding will be realized and these goals will be attained.

Employees

         We currently have three full time employees, one who is also a member of senior management and two management personnel in China. None of our employees are represented by a labor union. We believe that relations with our employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's mineral properties are described above in Item 1.

         The Company maintains its corporate offices at Suite 600, 447 St-Francis Xavier Montreal, Quebec, Canada where we have approximately 500 square feet working spaces. As of April 1, 2005, the owner of our leased office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Market Information

         The common shares of the Company commenced quotation the NASD Bulletin Board on August 24, 2001, under the ticker symbol AVIC. Subsequent to the merger, our trading symbol was changed to EDLT.

         Market data as at March 31, 2005

         Historical
                           High           Low             Close
                           ----           ---             -----

         2005 Q1            $0.88         $0.55          $0.72
         2004 Q4             0.60          0.32           0.60
         2004 Q3             0.48          0.30           0.35
         2004 Q2             0.46          0.20           0.43
         2004 Q1             0.25          0.10           0.23
         2003 Year           0.20          0.06           0.14

         (b) Holders

         As of March 31, 2005, we had 40,375,575 shares of its Common Stock outstanding, held by approximately five hundred shareholders of record.

         Of the 40,375,575 shares of common stock outstanding, 28,689,575 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         As at March 31, 2005, the Company had 12,780,500 warrants, at various exercise prices ranging from $.10 to $0.75 per share, issued and outstanding.

         (c) Dividends

         The Company has had no earnings to date, and no dividends have been declared to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

         (d) Recent Sale of Unregistered Securities

         During the year ended March 31, 2005, we issued the follow shares of common stock:

     o we sold 7,118,750 shares for a total cash receipt of $1,221,503 to a group consisting of one accredited investor and several foreign investors. These shares were sold exempt from registration under Regulation D Rule 506 and/or under Regulation S promulgated under the Securities Act of 1933. No commissions were paid.
     o we issued 11,366,250 shares valued at $4,887,500 to five non U.S. persons in an off shore transaction that was exempt from registration under Regulation S of the Securities Act. The shares were issued to the owners of Omega at the date of the business combination discussed above. No commissions were paid.

     o We issued a total of 6,569,575 shares valued at $3,086,242 for services. No commissions were paid.

          Except for 2,500,000 shares issued under an S-8 registration, all these shares were issued either to non-U.S. persons in an off shore transaction that was exempt from registration under Regulation S or to U.S. persons exempt from registration by Section 4(2) of the Act.

ITEM 6.  PLAN OF OPERATIONS AND MANAGEMENT DISCUSSION AND ANALYSIS

Selected Financial Data

         The following selected financial data for the year ending March 31, 2005 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

                                             Year            Three months           Year                Inception
                                            ended               ended              ended                 through
                                           March 31,           March 31,         December 31,            March 31,
                                             2005                2004               2003                  2005
                                             ----                ----               ----                  ----
Total revenues                        $         --         $         --        $     10,000            $    106,544
Total expenses                          10,244,840              316,517             114,382              11,525,663
Net loss                               (10,244,840)        $   (316,667)       $   (104,382)           $(11,416,129)
Net loss per share                           (0.34)               (0.02)              (0.01)

Balance Sheet Data:
                                    As at March 31, 2005
                                    --------------------

Working Capital                        $   764,654
Total Assets                               835,183
Total Liabilities                           70,529
Stockholders' Equity                       764,654


         The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, and availability of viable projects.

         As described above, initially our main business purpose was to provide our technical expertise in the fiberglass window industry. Due to various factors we were forced to abandon this business and seek other opportunities and as described in item 1, we are now in the business of exploration and mining development of precious and base metals in China.

Revenues and Cash Position

         During the year ended March 31, 2005 and as in the previous year we had no income. As of March 31, 2005, our cash position was $835,183 compared to $16,052 as of March 31, 2004. The increase was due to the acquisition of Omega Resources, which had a bank balance of $157,687 and through financings totaling $1,221,503.

         We are of the opinion that we have adequate cash for the next 12 months to further develop our major property, Bake, and to integrate at least one acquisition of an additional property into our operations. However, making progress on this acquisition and any additional acquisitions, will depend on our ability to find financing in the order of several million dollars.

Operating Expenses and Net Loss

         Our average monthly (recurring) expenses during the year ended March 31, 2005 was approximately $25,000, and included employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance.

         Officer and director compensation expenses were $138,374 for the year ended March 31, 2005 compared to $10,500 for the three months ended March 31, 2004 and $58,381 for the year ended December 31, 2003.

         The largest portion of our expenses was in stock based compensation amounting to $9,946,569. These amounts were paid in stock and warrants as finder's fees for the several agreements that were entered into during the year ending March 31, 2005 and to several geological, financial and management consultants.

         We currently rent a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month free rent arrangement.

         During the year ending March 31, 2005, the Company incurred an operating loss of $10,244,840 as compared to $316,667 for the three months ended March 31, 2004 and $104,382 for the year ended December 31, 2003. The increase was attributed entirely to our new direction and operations. And at year end, we have a deficit accumulated during the development stage of $11,416,129.

         Loss per share was $0.34 for the year ended March 31, 2005 as compared to $0.02 for the three months ended March 31, 2004 and $0.01 for the year ended December 31 31, 2003.

Plan of Operations

         Subsequent to the fiscal year end of March 31, 2005, and in addition to our main property (Bake)., we finalized our acquisition of the Huaqiao mining operations as mentioned earlier in Item 1. We expect it will take six months and cost us about $450,000 to integrate this acquisition into our operations.

         Also, the due diligence phase for another acquisition, the Ruixin mine, is nearing completion and we anticipate signing a definitive agreement with Ruixin Gold Mines of Jinping, China as soon as the funding of approximately $500,000 has been secured. No assurances can be given that this agreement will be finalized.

Mining Operations

         In the next 12 months, our emphasis will be twofold:

          o a significant drilling program to validate and confirm gold reserves at both Bake and Huaqiao.

          o Expansion of mining activities at the Huaqiao mine by introducing modern equipment and techniques, and opening up additional veins.

         We expect to expend between $800,000 and $900,000 in the next 12 months in our JV Guizhou Amingo and the Huaqiao property.

Plans for Bake   Zone 1 &  Zone 2

         Bake Zone 1 & 2 are situated at the head and tail of the Ruixin property. Ruixin is a small near-producing gold mine adjacent to our main property. They have identified seven gold veins, of which several extend into Bake. Our drilling program will focus at two of these extensions, to determine the exact length of these veins. Upon obtaining proven resources data in this two locations, we can prepare for the sizing of the future gold extraction plan. This program should yield additional reserve in the last quarter and allow us to firm up the final gold mine design basis.

         Specifically, at Bake, we will continue the geo-chemical, underground mapping, sampling programs and surveying already underway for 2.1 kilometers on the south side of the land. The goal of this program is to define the extent of gold anomalies in this region, through soil and rock sampling, trenching, tunneling and geological mapping.

         This will be followed by further analysis of the first 2.1 kilometer survey data to cover the strong gold anomalies and identical geological setting, structure, alteration, and gold mineralization and allow us to plan a major 2,000 meter drilling activity for this area scheduled for this fall with the aim to build our first gold mine at Bake.

         Simultaneously, we plan to engage independent consultants to provide us with a comprehensive Environmental Impact Statement for our project (including RuiXin).

         We have adequate funds on hand for all these activities.

Plans for Huaqiao Project

         Operations planned on the Huaqiao property are as follows.

         The project has been given rights to additional unexplored land of approximately one square kilometer. We intend to outline a plan for new geo-chemical surveys, mapping and sampling programs on this property The survey will assist us in identifying targets based on identification of favorable structures and alterations.

         Current mining has seven levels of mineralization identified. We will plan the opening to level six with targets, production, and an underground exploration program. The program is designed to test the expansion potential of mineralization at level six.

         We expect to increase production of the current mine by adding new and/or upgrading existing production equipment.

         We will commence an immediate review of the staffing requirements for the existing plant under more efficient techniques and equipment and under our expansion plans.

         Current mining operations have generated an enormous quantity of tailings at Huaqiao, which our preliminary geological analysis has indicated gold residues grading at profitable recovery levels. A more extensive evaluation will be immediately undertaken coupled with an in depth study of recovery feasibility and profit potential.

Risk Factors

         An investment in East Delta Resources common shares involves a high degree of risk including, but not necessarily limited to, the risks described below.

         1. Exploration. The Company is principally engaged in late-stage exploration, development and mining of mineral resources. The Company faces all the uncertainties and risks associated with this industry. The Company, while making every effort to mitigate these unknowns, cannot assure that any of its properties will contain recoverable or profitable ore bodies or that the life expectancy of some of its acquired producing mines will be as long and profitable as indicated.

         2. Competition. The Company faces intense competition from other private, public, state-owned and foreign enterprises already well established in this field with similar and superior capabilities. In the event that competition between the Company and these enterprises intensifies, the Company's profitability and prospects may be significantly affected.

         3. Expansion strategy. As mentioned in the section headed "Business Strategy", management of the Company intends to expand by acquisitions and joint ventures. These plans will require additional financing. The Company's ability to arrange financing and the cost of such financing are dependent on various factors such as general economic and capital market conditions. Should the Company fail to obtain sufficient financing for the expansion, the growth of the Company as well as the achievement of the objectives may be hindered.

         4. Lack of Technology. The Company owns no proprietary technology or intellectual property and any business activities, contracts, or projects depends solely on the ability of the Company to engage in projects ahead of the competition There is no guarantee that the Company will be able to maintain this lead in time in China and in the event that the Company fails to do so, its competitiveness and profitability may be adversely affected.

         5. Risks relating to the PRC. The Company intends initially to focus its activities on exploration and mining primarily in the Peoples Republic of China (the PRC).

         (a) Entry into the WTO. The PRC has recently joined as a contracting member of the WTO, which uniformly regulates trade and tariffs among its contracting members. The PRC government has, on various occasions in the past few years, reduced import tariffs on a wide range of products. This process towards the general opening up of the PRC market is expected to continue. This could lead to an increase in competition faced by the Company. In such circumstance, the business of the Company may be adversely affected.

         (b) Legal System. Many laws and regulations in the PRC are promulgated on broad principles. The PRC government has gradually laid down implementation rules and has continued to refine and modify such laws and regulations. As the PRC legal system develops, the promulgation of new laws or refinement and modification of existing laws may affect foreign investors. The general effect of legislation since 1982, when the National People's Congress amended the constitution to authorize foreign investment, has been to enhance significantly the protection afforded to foreign investment enterprises in the PRC. However, there can be no assurance that future changes in the legislation or the interpretation thereof will not have an adverse effect on the Company.

         (c) Change in tax laws and regulations. Various tax reform polices have been implemented in the PRC in recent years. Interpretation of certain tax policies is still awaiting guidance from the PRC government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the near future.

         (d) Currency Risks. Changes in currency conversion policies in the PRC Since 1998, the State Administration of Foreign Exchange of the PRC has promulgated a series of circulars and rules in order to further enhance the verification of the truthfulness of foreign exchange payment under the current account items of a PRC enterprise and has imposed stricter requirements in respect of borrowing and repayment of foreign exchange debts from and to foreign creditors under the capital account items and creation of foreign security in favor of foreign creditors. This may cause the Company to face a more complicated procedure in foreign exchange payment to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of Renminbi loans under guarantees in foreign currencies.

         Furthermore, the value of RMB is subject to supply and demand, which could be largely affected by the international economic and political environment. Potential investors should note that any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial conditions of the Company.

         6. Dependence on Key Personnel. The success of the Company depends in large part upon the continued successful performance of its current officers and directors for the continued development, and operations of the Company. Although the Company has employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if current management and key personnel fail to perform any of their duties for any reason whatsoever, the ability the Company to market, operate and support its activities will be adversely affected. While the Company is located in areas where the available pool of people is substantial, there is significant competition for qualified personnel.

         7. Non-liquidity of the Shares. While the common shares of the Company are currently quoted on the NASD OTC Bulletin Board market, the average daily trading volume is relatively low and thereby any investor may encounter illiquidity when trying to re-sell his shares.

         8. Penny Stock Regulation with Respect to the Underlying Shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity in the secondary market for a security that becomes subject to the penny stock rules. The underlying shares are subject to the penny stock rules and investors in this Offering, upon conversion of the Units may find it more difficult to sell their securities.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements are included herein. The Company is not required to provide supplementary financial information.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of East Delta Resources Corp. (formerly AVIC TECHNOLOGIES LTD.) (a development stage company)

We have audited the accompanying consolidated balance sheet of East Delta Resources Corp. ("East Delta") (formerly AVIC TECHNOLOGIES LTD.) (a development stage company), as of March 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2005, the three months ended March 31, 2004 and the period from March 4, 1999 (Inception) through March 31, 2005. These consolidated financial statements are the responsibility of East Delta's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements for the period March 4, 1999 (inception) through December 31, 2003, were audited by another auditor whose reports expressed unqualified opinions on those statements. The financial statements for the period March 4, 1999 (inception) through December 31, 2003, include total revenues and net loss of $0 and $971,289, respectively. Our opinion on the statements of expenses, stockholders' equity, and cash flows for the period March 4, 1999 (inception) through March 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of East Delta as of March 31, 2005 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that East Delta will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, East Delta has suffered recurring losses from operations and requires a significant amount of capital to proceed with its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

July 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of East Delta Resources Corp. (formerly AVIC TECHNOLOGIES LTD.) (a development stage company)



We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of East Delta Resources Corp. ("East Delta") (formerly AVIC TECHNOLOGIES LTD.) (a development stage company) for the year ended December 31, 2003 and the period from March 4, 1999 (Inception) through December 31, 2003. These financial statements are the responsibility of the East Delta's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Kingery, Crouse, & Hohl, P.A.
Tampa, Florida

March 8, 2004

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005


                                     ASSETS
Current assets:
         Cash                                                                                 $    835,183
                                                                                              ------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued liabilities                                             $     23,529
         Accounts payable - related parties                                                         47,000
                                                                                              ------------

Total Current Liabilities                                                                           70,529
                                                                                              ------------

Commitments                                                                                              -

Stockholders' equity
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 40,375,575 shares
              issued and outstanding                                                                 4,038
         Additional paid-in-capital                                                             12,176,745
         Deficit accumulated during the development stage                                      (11,416,129)
                                                                                              ------------

              Total stockholders' equity                                                           764,654
                                                                                              ------------

Total liabilities and stockholders' equity                                                    $    835,183
                                                                                              ============






                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Year ended March 31, 2005, the Three months ended March 31, 2004,
     Year ended December 31, 2003 and Period from March 4, 1999 (Inception)
                             Through March 31, 2005



                                             Year            Three months           Year                 Inception
                                            ended               ended               ended                 through
                                            March 31,           March 31,        December 31,            March 31,
                                             2005                2004               2003                  2005
                                             ----                ----               ----                  ----
Revenues:
   Consulting                            $          -         $         -         $         -          $     86,544
   Other income                                     -                   -              10,000                20,000
                                         ------------         -----------         -----------          ------------

   Total revenues                                   -                   -              10,000               106,544
                                         ------------         -----------         -----------          ------------

Expenses:
   Officer and director
     compensation                             138,374              10,500              58,381               387,255
   Consulting and professional              4,833,820             300,750               6,906             5,573,235
   General and administrative               5,272,646               5,267              48,045             5,565,173
                                         ------------         -----------         -----------          ------------

   Total expenses                          10,244,840             316,517             113,332            11,525,663
                                         ------------         -----------         -----------          ------------

Operating loss                            (10,244,840)           (316,517)           (103,332)          (11,419,119)

   Interest income                                  -                   -                -                    5,390
   Interest expense                                 -                (150)             (1,050)               (2,400)
                                         ------------         ------------        -----------          ------------

Net loss                                 $(10,244,840)        $  (316,667)        $  (104,382)         $(11,416,129)
                                         ============         ===========         ===========          ============

Net loss per share
  Basic and diluted                     $      (0.34)        $     (0.02)          $  (0.01)

Weighted average shares
  outstanding
  Basic and diluted                        30,522,266          15,221,000          18,019,630






                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
          Period from March 4, 1999 (Inception) Through March 31, 2005



                                                                                            Deficit
                                                                                           Accumulated
                                       Common Stock          Additional                      During
                                       ------------           Paid-in     Subscription     Development
                                    Shares        Par         Capital       Receivable        Stage           Total
                                    ------        ---         -------       ----------        -----           -----
Balance, March 4, 1999                     -     $    -      $          -    $     -     $          -      $          -
Shares issued
 - for cash                       10,778,000      1,078           232,333     (2,980)               -           230,431
 - for services                      843,000         84            84,216          -                -            84,300
Net loss                                   -          -                 -          -         (192,331)         (192,331)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, December 31, 1999        11,621,000      1,162           316,549     (2,980)        (192,331)          122,400
Shares issued
 - for services                      600,000         60            59,940          -                -            60,000
Collection on subscription                                                     2,980                -             2,980
Net loss                                   -          -                 -          -         (161,111)         (161,111)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, December 31, 2000        12,221,000      1,222           376,489          -         (353,442)           24,269
Shares issued
 - for services                    1,000,000        100            99,900          -                -           100,000
Net loss                                   -          -                 -          -         (164,782)         (164,782)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, December 31, 2001        13,221,000      1,322           476,389          -         (518,224)          (40,513)
Shares issued
 - for services                    2,000,000        200           222,800          -                -           223,000
Net loss                                   -          -                 -          -         (232,016)         (232,016)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, December 31, 2002        15,221,000      1,522           699,189          -         (750,240)          (49,529)
Shares issued
 - for services                    4,500,000        450           202,386          -                -           202,386
Cancellation of shares            (4,500,000)      (450)         (202,386)         -                -          (202,386)
Net loss                                   -          -                 -          -         (104,382)         (104,382)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, December 31, 2003        15,221,000      1,522           699,189          -         (854,622)         (153,911)
Common stock subscribed              100,000         10            11,990          -                -            12,000
Warrants issued for services               -          -           300,000          -                -           300,000
Net loss                                   -          -                 -          -         (316,667)         (316,667)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, March 31, 2004           15,321,000      1,532         1,011,179          -       (1,171,289)         (158,578)
Shares issued
 - to acquire Omega               11,366,250      1,137         4,886,350          -                -         4,887,487
 - for services                    6,569,575        657         3,085,585          -                -         3,086,242
Shares and warrants issued
 - for cash                        7,118,750        712         1,220,791          -                -         1,221,503
Warrants and options issued
 - for services                            -          -         1,972,840          -                -         1,972,840
Net loss                                   -          -                 -          -      (10,244,840)      (10,244,840)
                                  ----------     ------      ------------    -------     ------------      ------------

Balance, March 31, 2005           40,375,575     $4,038      $ 12,176,745    $     -     $(11,416,129)     $    764,654
                                  ==========     ======      ============    =======     ============      ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year ended March 31, 2005, the Three months ended March 31, 2004,
     Year ended December 31, 2003 and Period from March 4, 1999 (Inception)
                             Through March 31, 2005


                                                      Year          Three months         Year             Inception
                                                     ended            ended             ended            through
                                                     March 31,         March 31,       December 31,      Mar 31,
                                                      2005             2004              2003             2004
                                                      ----             ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $(10,244,840)     $   (316,667)     $  (104,382)     $(11,416,129)
     Adjustments to reconcile net loss
     to cash used in operating activities:
         Stock issued for services                   7,816,042                 -                -         8,283,342
         Warrant / option expense                    1,972,840           300,000                -         2,272,840
         Changes in assets and liabilities:
           Accounts payable and
             accrued liabilities                       (97,273)           13,393          110,150            70,529
                                                  -------------     ------------     ------------      ------------

CASH USED IN OPERATING ACTIVITIES                     (553,231)           (3,274)           5,768          (789,418)
                                                  ------------      ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to related party                               -           (28,000)               -           (53,000)
     Cash received from purchase of Omega
       with common stock                               157,687                 -                -           157,687
     Repayments from related party                      28,000                 -                -            53,000
                                                  ------------      ------------     ------------      ------------

CASH PROVIDED BY / (USED IN)
INVESTING ACTIVITIES:                                  185,687           (28,000)               -           157,687
                                                  ------------      -------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party loan                        -            29,828                -            62,474
     Repayments of related party loan                  (34,828)                -           (5,000)          (62,474)
     Shares issued for cash, net of
       offering costs                                1,221,503            12,000                -         1,466,914
                                                  ------------      ------------     ------------      ------------

CASH PROVIDED BY FINANCING ACTIVITIES:               1,186,675            41,828           (5,000)        1,466,914
                                                  ------------      ------------     ------------      ------------

NET CHANGE IN CASH                                     819,131            10,554              768           835,183

     Cash, beginning of period                          16,052             5,498            4,730                 -
                                                  ------------      ------------     ------------      ------------

     Cash, end of period                          $    835,183      $     16,052     $      5,498      $    835,183
                                                  ============      ============     ============      ============


Cash paid for:
       Interest                                    $         -      $          -     $          -      $          -
       Income Taxes                                          -                 -                -                 -



                See accompanying summary of accounting policies
                       and notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND ACCOUNTING POLICIES

AVIC Technologies Ltd. was incorporated in Delaware on March 4, 1999. AVIC initially intended to participate in the building industry in China and other countries of Asia, however for various reasons, its business in China has stagnated and therefore its Board has decided that it was in the best interests of the stockholders to seek other opportunities.

On June 30, 2004, AVIC acquired all of the shares of Omega Resources, Inc.("Omega") (formerly East Delta Resources Corp.) and changed its own name to East Delta Resources Corp. ("East Delta"). See Note 4 for details.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of East Delta, its wholly owned subsidiaries, Omega and Amingo Resources, Inc. and its majority owned subsidiary, Guizhou Amingo Resources, Inc. ("Guizhou") which is a Chinese Sino-foreign joint venture limited liability company. All significant inter-company accounts and balances have been eliminated in consolidation. With respect to East Delta's investments in Guizhou, East Delta has not presented a minority interest in the accompanying consolidated financial statements because its joint venture partners are not responsible for funding operating deficits. If Guizhou generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by Guizhou to the extent that their minority interest balances are positive.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts in the fiscal 2004, 2003 and the cumulative consolidated financial statements have been reclassified to conform to the fiscal 2005 consolidated financial statement presentation.

Foreign Currency Translation
----------------------------

The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates, which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the year ended March 31, 2005 and 2004.

Basic and Diluted Net Loss per Share
------------------------------------

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended March 31, 2005 and the three months ended March 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
------------------------

East Delta accounts for stock-based compensation under the intrinsic value method. Under this method, East Delta recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if East Delta had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                      Year ended        Three Months          Inception
                                                                            ended              through
                                                     March 31, 2005     March 31, 2004      March 31, 2005
                                                     --------------     --------------      --------------
Net loss as reported                                  $(10,244,840)      $  (316,667)        $(11,416,129)
  Add: stock based compensation
       determined under intrinsic
       value-based method                                   84,000                 -               84,000

  Less: stock based compensation
        determined under fair value -
        based method                                      (175,000)                -             (175,000)
                                                      ------------       -----------         ------------
Pro forma net loss                                    $(10,335,840)      $  (316,667)        $(11,507,129)
                                                      ============       ===========         ============
Basic and diluted net loss per common share:
As reported                                          $      (0.34)      $     (0.02)                  N/A
Pro forma                                                   (0.34)            (0.02)                  N/A

The weighted average fair value of the stock options granted during fiscal 2005 was $0.25. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life 5 years end, (3) expected volatility is 123.10% and (4) zero expected dividends.

Cash and cash equivalents
-------------------------

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Income Taxes
------------

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While East Delta has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of East Delta during fiscal year 2006.

East Delta does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. East Delta's ability to continue as a going concern must also be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. As shown in the accompanying consolidated financial statements, East Delta incurred recurring net losses of $10,244,840 in fiscal 2005 and has an accumulated deficit of $11,416,129 as of March 31, 2005.

These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.


NOTE 3 - INCOME TAXES

East Delta uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, 2004 and 2003, East Delta incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $657,000 at March 31, 2005, and will expire in the years 2019 through 2025.

At March 31, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                      $     224,000
                    Less: valuation allowance                      (224,000)
                                                              -------------
                  Net deferred tax asset                      $           -
                                                              =============

NOTE 4 - PURCHASE OF OMEGA

On June 30, 2004, East Delta acquired 100% of the outstanding membership interests of Omega. Omega was initially incorporated in the state of Delaware and intended to engage in the business of gold exploration, development and production in China. Through the acquisition of Omega, East Delta has entered China for its mineral exploration business.

The aggregate purchase price was 11,366,250 shares of East Delta's common stock valued at $4,887,487, which has been expensed during fiscal 2005. The value of the 11,366,250 common shares issued was determined based on the market price of East Delta's common shares on the date of the acquisition.

Since Omega remained a development stage company from its inception through the date of the acquisition, there are no operation to date, and since at the time of the acquisition its management team consisted of its principal assets, the transaction has not been accounted for as a business combination, but rather as a purchase of the net assets acquired.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2003, East Delta rented its office space from one stockholder under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year, which amount represented total rent expense for the year).

During the year ended December 31, 2003, East Delta recognized $58,380 of officer and director compensation. The 2003 compensation was not paid as of such year end; accordingly it was included in accrued and other liabilities as of such date. This amount represented the fair value of the services provided to us by East Delta's officers in 2003.

During the year ended March 31, 2005, East Delta issued 30,000 shares of its common stock, valued at $11,100 and 500,000 warrants, valued at $60,000 to purchase common shares to its President as consideration for services rendered during the year.

In October 2004, East Delta granted 200,000 warrants to its non-employee directors, which entitle them to purchase a like number of its common shares for a price of $.20 per share at anytime through October 31, 2007. The warrants represent consideration for services provided during the quarters ended December 31, 2004 and March 31, 2005. The warrants had an estimated intrinsic value of $24,000 on the grant date, and accordingly, East Delta has recognized $24,000 of stock based compensation expense in the accompanying statements of operations.

At March 31, 2005, East Delta owed it stockholders (one of whom is currently the President and a Director) approximately $47,000 for services rendered and expenses incurred. These amounts are unsecured, non-interest bearing and due on demand.

NOTE 6- COMMON STOCK

From inception through December 31, 2003:
         - East Delta issued 4,443,000 shares of common stock to consultants for their services. The shares were valued and recorded at $467,300.

         - East Delta sold 10,778,000 shares of common stock for cash of $233,411.

         - East Delta issued a total of 3,000,000 shares to two related individuals (one of whom is currently East Delta's President and Director) and 1,500,000 shares to a non-related entity for various services and rent to be performed and/or provided in 2003. Pursuant to the agreement between the parties, the shares were canceled in October 2003 because East Delta failed to consummate a merger transaction by September 30, 2003. As a result, during the year ended December 31, 2003, no expense resulted from these share issuances.

During the three months ended March 31, 2004:
         - East Delta sold 100,000 shares of common stock for cash of $12,000.

During the year ended March 31, 2005:

         - East Delta acquired 100 percent of the outstanding common shares of Omega, in exchange for the issuance of 11,366,250 shares of East Delta's common stock. These shares were valued at $4,887,487 based on the market price of East Delta's common shares on the date of the acquisition. See Note 4 for details. The purchase included cash of $157,687 and the balance is shown as compensation expense in the current year.

         - East Delta issued 6,569,575 shares of common stock to consultants for their services. The shares were valued and recorded at $3,086,242.

         - East Delta sold 7,118,750 shares of common stock and 1,940,000 warrants to purchase common stock to several investors for total proceeds of $1,221,503. The relative fair value for the warrants is $285,275.


NOTE 7 - WARRANTS AND OPTIONS

During the three months ended March 31, 2004, East Delta granted several consultants 3,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $.10 and expire on January 31, 2009. The fair value of these warrants was $300,000 which has been expensed.

During fiscal 2005:
- East Delta granted its President 500,000 options to purchase East Delta's common stock. These options are exercisable immediately at $.20 and expire in October 2007. The intrinsic value of these options was $60,000 which has been expensed.

- East Delta granted several consultants 7,840,500 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 5,200,000 shares at $.2, 200,000 shares at $.3, 1,288,000 shares at $.4, 500,000 shares at $.5, 452,500 shares at $.6 and
200,000 shares at $.75. These warrants expire in the period July 2007 through February 2010. The fair value of these warrants was $1,912,840 which has been expensed.

During 2005, East Delta also granted several investors 1,940,000 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 1,700,000 shares at $.5 and 240,000 shares at $.75. These warrants expire in the period October 2007 through February 2010. The relative fair value of these warrants was $285,275.

Summary information regarding options and warrants is as follows:

                                                                            Weighted                            Weighted
                                                                             Average                             Average
                                                                            Exercise                            Exercise
                                                            Options            Price           Warrants            Price
                                                          ---------         --------         ----------         --------
Three months ended March 31, 2004:
  Granted                                                         -         $      -          3,000,000         $   0.10
                                                          ---------         --------         ----------         --------
Outstanding at March 31, 2004                                     -                -          3,000,000             0.10

Year ended March 31, 2005:
  Granted                                                   500,000              0.2          9,780,500             0.35
                                                          ---------         --------         ----------         --------
Outstanding at March 31, 2005                               500,000         $    0.2         12,780,500         $   0.29
                                                          =========         ========         ==========         ========

Options and warrants outstanding and exercisable as of March 31, 2005:

Exercise                 Remaining               Options               Options           Warrants               Warrants
Price                         Life           Outstanding           Exercisable        Outstanding            Exercisable
--------                 ---------           -----------          ------------        -----------           ------------
$0.20                      5 years               500,000               500,000                  -                      -
 0.10                      3 years                     -                     -          3,000,000              3,000,000
 0.20                      3 years                     -                     -          5,200,000              5,200,000
 0.30                      3 years                     -                     -            200,000                200,000
 0.40                      4 years                     -                     -          1,288,000              1,288,000
 0.50                      2 years                     -                     -          2,200,000              2,200,000
 0.60                      5 years                     -                     -            452,500                452,500
 0.75                      5 years                     -                     -            440,000                440,000
                                             -----------          ------------        -----------           ------------
                                                 500,000               500,000         12,780,500             12,780,500
                                             ===========          ============        ===========           ============


NOTE 8 - INVESTMENTS IN JOINT VENTURES IN CHINA - GUIZHOU AMINGO RESOURCES, INC. AND LETTERS OF INTENT

In February 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop a 72 square kilometer property in the county, and Amingo is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on Amingo's obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As of September 30, 2004, East Delta's Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou's early stage preliminary exploration activities. As of March 31, 2005 Amingo has paid $600,000 of this amount and the remaining $400,000 must be funded by December 31, 2005. Amingo also contributed approximately $150,000, which is to be used for activities outside of the Joint Venture and accordingly, Amingo's net investments in the Joint Venture in China are approximately $750,000 at March 31, 2005. During the year ended March 31, 2005, Amingo recognized $33,183 loss from Guizhou.


NOTE 9 - COMMITMENTS

On April 1, 2004, East Delta entered into a two-year agreement with a consultant. As consideration for services rendered, East Delta has agreed to pay the consultant a total of $250,000 over the term of the agreement as follows:

Amount paid in January 2005                     $      70,000
Amount due on June 1, 2005                             70,000
Amount due on December 1, 2005                         60,000
Amount due on May 1, 2006                              50,000
                                                -------------

Total                                           $     250,000
                                                =============

East Delta uses office space provided by a director rent free under an oral agreement on a month to month basis.

NOTE 10 - SUBSEQUENT EVENTS

Effective October 25, 2004, Amingo Resources Inc. signed a letter of intent with the Huaqiao Mining Co. that gives East Delta the right to purchase up to 70% of Huaqiao's gold project in Jinping County, Guizhou Province, in Eastern China. The Huaqiao gold project consists of an existing gold mine and additional exploration permits covering 10 square kilometers on the northeast side of the mine. This gold mine has operated for a period almost twenty years in a small area of about 0.6 square kilometers producing approximately 10,000 to 20,000 ounces of gold per year. Subsequent to March 31, 2005, we entered into a definitive agreement with this company whereby we acquired 73% of their gold project for consideration of $480,000.

On April 8, 2005, East Delta incorporated a wholly owned Chinese subsidiary, under the name Guiyang High Tech Meiya Investment Ltd.

On April 11, 2005 East Delta incorporated a subsidiary in Delaware, under the name Sino-Canadian Metals Inc.

In May 2005, East Delta signed a promissory note agreement and borrowed $300,000 with one of its directors. This loan is due in August 2005 and bears interest at 1% per month.

On June 11, 2005 East Delta signed an agreement to enter into a joint venture, through its subsidiary, Sino-Canadian Metals Inc., with a Chinese mining entity, Qinghai Jiahua Metal Development Co. Ltd. ("QJMD"). Under the terms of the agreement, the newly formed joint venture is to acquire all the exploration and production permits owned by QJMD related to the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province, northwest China. The agreement gives Sino-Canadian the exclusive right to earn up to 80% of this project, subject to an immediate investment of $300,000 into the joint venture. The funds are to be used to confirm the profitability and reserves of the property. Further, the agreement requires that East Delta assume the responsibility of raising all funding necessary to bring the property to the production stage.

During the quarter ending June 30, 2005, East Delta sold 406,417 common shares for cash consideration of $213,850. Also, during this quarter, East Delta issued 425,500 shares to its consultants for their services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 10, 2005, our Board of Directors approved the retention of the firm Malone-Bailey of Houston Texas as our principal independent auditors. firm Malone-Bailey will audit the Company's annual consolidated financial statements and review the Company's quarterly consolidated financial statements. In compliance with the Securities Exchange Act of 1934, as amended, a Form 8-K was filed to that effect on July 12, 2004. Effective June 10, 2005, the firm of Kingery & Crouse P.A. resigned as our auditors.

         In preparing for the audit of the Company's fiscal 2005 statements, the Company's new auditor, Malone & Bailey PC, raised some questions regarding how the Company had treated the June 30, 2004 acquisition of Omega resources Inc. (fka East Delta Resources Corp.). These concerns were brought to the attention of the Company's Board of Directors on July 14, 2005. The Board promptly contacted its previous auditors to review the issue. The Board also requested that its new and old auditors discuss the issue and advise the Board of any conclusions they reach. On July 19, 2005, the Board was advised that both sets of auditors had agreed that the accounting treatment was in error and that the historical financial statements covering the periods June 30, 2004, September 30, 2004 and December 31, 2004 should be restated. On July 20, 2005 the Board convened in a special emergency session and determined to follow the advice of the auditors and authorized the filing of this report and the restatement of the affected historical financial statements.

         It is anticipated that the restatements would have the effect of reclassifying the acquisition from a reverse merger to a business combination accounted for as a purchase.

         The restatement would increase the Company's expenses and net loss for the periods, [but would not affect the Company's revenue]. Based on its preliminary review of the effects of the reclassification, the Company anticipates that any impact on the fiscal 2005 results described in this release is not likely to be material, but such estimate is preliminary and the amount, if any, of such adjustment will be finally determined upon the conclusion of the review described above of the March 31, 2005 financials.

         As a result of the Company's restatement of its consolidated financial statements as discussed above, the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 should no longer be relied upon. The Company intends to file Forms 10-QSB/A with restated consolidated financial statements with respect to such periods as soon as practical, but will not file such amendments until after it files its currently due Annual report on Form 10-KSB for the fiscal year ended March 31, 2005, which it intends to do shortly.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and when hired, to the Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective.

ITEM 8B.  OTHER INFORMATION

Recent Acquisition

         East Delta Resources Corp. through its wholly owned Chinese subsidiary, Guiyang High Tech Meiya Investment Ltd. has signed a definitive agreement with Huaqiao Gold Mines to acquire a majority interest in the latter's producing gold mine in Guizhou province in China.

         The agreement with Huaqiao Gold Mines calls for the two companies to form a Joint Venture company that will own, operate, and further develop the Huaqiao gold mine.

         Under the terms of the agreement, Guiyang will own 77.5% of the JV company and will be required to inject $500,000 over the next three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to the new entity. In addition, the JV will acquire rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine.

         The Huaqiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, the mine generated a total of 20,000 ounces.

         Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level. Data supplied to EDLT by Huaqiao indicate a remaining resource estimated at approximately 275,000 oz. of gold with the ore averaging 7.35 g/t, and an extraction cost of under $225 per ounce. We have as yet to independently verify their reserve claims.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT


Name                   Age           Position

Victor Sun             62            President, CEO and Director
Louis Ladouceur        63            Director


Officers and Directors

During the year ending March 31, 2005, Mr. Louis Ladouceur was appointed to the Board of Directors.

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

Louis Ladouceur,  Director

         Mr. Ladouceur is the President and CEO of Delta Placement, a private investment company in the international hospitality and related consulting business. He is an engineer by profession and has managed engineering projects in the cement industry for over 25 years. He held various executive and senior management positions in Lafarge and was the former Director of LCA (Lafarge Consultant Automation), being responsible for the overall operation and business development of LCA, providing automation advice, consulting services and "turn-key" systems to all Lafarge's North American cement plants and outside clients. His working experience in the engineering, financing and management practice has helped him develop many new approaches to running a company. Mr. Ladouceur also was the President and CEO of Sino-Canadian Resources Inc., an NASD Bulletin Board company that in 1996 undertook to develop gold and other mineral properties in China. Due to unfavorable precious metals market at that time, Sino-Canadian was sold to another company.

         Directors serve until not re-elected at an annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending March 31, 2005, we became aware that 2 Directors, Mr. Victor Sun and Mr. Louis Ladouceur failed to make timely filings on Form 4 to report shares that they received through our acquisition of Omega Resources. This as been rectified as the requisite Forms 4 have been filed . We have taken steps and implement procedures to forestall any recurrence of these oversights.

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

Code Of Business Conduct And Ethics For East Delta Resources and its
Subsidiaries

            The Company and all its subsidiaries have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics is attached as an exhibit to this filing and a copy of the Code will be delivered, free of charge, to any shareholder requesting a copy.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


Name and
Principal Position                         Other      Long-term
Compensation: Options       Year (1)       Salary       Bonus       Compensation
---------------------       --------       ------       -----       ------------


Victor I. H. Sun           $ 6,000         none         none         none
President & CEO)

         Our President's salary is currently set at $24,000 per year. During the year ended March 31, 2005, we issued him 30,000 shares of our common stock and 500,000 warrants to purchase common shares as consideration for services rendered during the year ended December 31, 2004.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         Directors are to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at March 31, 2005, none of the above honorarium has been paid.

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

         Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending March 31, 2005, all the directors and officers filed the requisite Forms 3 and Forms 4.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of March 31, 2005 regarding the beneficial ownership of the Company's Common Stock, $0.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

     Name                                    Number of
                                             shares owned
                                             beneficially           % of total
                                             -------------          ----------

Annette Shaw                                 4,700,000                 11.6

Felix Furst (1)                              3,790,000                  9.4

Victor Sun                                   1,851,000                  4.6

Louis Ladouceur                              1,460,000                  3.6

All Directors and Officers                   2,311,000                  8.2

     (1) Subsequent to the year end, Mr. Felix Furst was appointed a director of the Company. Mr. Furst's share are held by his company F. Furst Enterprises Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This section should be read in conjunction with Note 5 of the financial statements.

         During the year ended March 31, 2005, our Predecessor reduced the amount of space rented and entered into a one-year lease agreement with our landlord, who is a member of the our Board. As consideration for rent during the year ended March 31, we are obligated to issue 60,000 shares of our common stock.

         During the year ended March 31, 2005, we issued 30,000 shares of our common stock to our President and 500,000 warrants to purchase common shares as consideration for services rendered during the year. We believe this amount represents the fair value of services provided to us by our President during this period.

         In October 2004, we granted 700,000 warrants to our directors (including 500,000 to our President mentioned earlier), which entitle them to purchase a like number of our common shares for a price of $.20 per share at anytime through October 31, 2007. The warrants represent consideration for services provided during the quarters ended December 31, 2004 and March 31, 2005.

         At March 31, 2005, accrued and other liabilities includes approximately $47,000 owed to other stockholders (one of whom is currently our President and Director) for services rendered and expenses incurred. The amounts are unsecured, non-interest bearing and due on demand.

ITEM 13.  EXHIBITS

(a) List of exhibits

Exhibit No.    Description                                           Location
------------------------------------------------------------------------------------
21             List of Subsidiaries                                  Provided herein
31.1           Certification Pursuant to Section 302                 Provided herein
32.1           Certification Pursuant to 18 U.S.C. Section 1350      Provided herein
99.1           Code of business conduct and ethics                   Provided herein
99.2           Joint Venture Agreement with Huaqiao Gold Mine        Provided herein

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by our Auditors Fiscal Years 2005 and 2004

         During the fiscal years ended March 31, 2005 and March 31, 2004, Kingery & Crouse P.A. of Tampa Florida provided various audit and audit related services to East Delta Resources. The fees associated with those services are as follows:

                               March 31, 2005       March 31, 2004
                               --------------       --------------

Audit fees (1)                   $ 11,658              $ 7,100


     (1) The Board of Directors has determined that the fees received by Kingery & Crouse P.A. for professional services are compatible with maintaining Kingery & Crouse's independence.


         During the fiscal years 2005 and 2004, no fees were paid to Malone-Bailey PC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 8, 2005                  By: /s/ Victor I.H.Sun
                                             --------------------------
                                             Victor I.H.Sun
                                             President, Chief Operating Officer,
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor I.H.Sun                                      Date:    August 8, 2005
--------------------------------
Victor I.H.Sun, Director

/s/ Louis Ladouceur                                     Date:    August 8, 2005
--------------------------------
Louis Ladouceur, Director