Form 10QSB
period 2005-06-30
EAST DELTA RESOURCES CORP.
filed 2005-08-19
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005.

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 16, 2005.

                            41,207,492 Common Shares

Transitional Small Business Disclosure Format:

                                 YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

                                                                                                       Page
PART I.    FINANCIAL INFORMATION                                                                         3

Item 1.    Consolidated Financial Statements (unaudited)                                                 3

           Consolidated Balance Sheet as of June 30, 2005                                                3

           Consolidated Statements of Operations for the three                                           4
           months ended June 30, 2005 and 2004, and the period
           from March 4, 1999 (Inception) to June 30, 2005

           Consolidated Statements of Cash Flows for the three                                           5
           months ended June 30, 2005 and 2004, and the period
           from March 4, 1999 (Inception) to June 30, 2005

           Notes to Financial Statements                                                                 6

Item 2.    Management's  Discussion  and Analysis of Financial Condition and Results of                  9
           Operations or Plan of Operations (including cautionary statement)

Item 3.    Controls and Procedures                                                                      14

PART II.   OTHER INFORMATION                                                                            15

Item 1.    Legal Proceedings                                                                            15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  15

Item 3.    Defaults Upon Senior Securities                                                              15

Item 4.    Submission of Matters to a Vote of Securities Holders                                        15

Item 5.    Other Information                                                                            15

Item 6.    Exhibits and Reports on Form 8-K                                                             16

           Signatures                                                                                   17

PART I - FINANCIAL INFORMATION

Item 1.


                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)





                                    ASSETS
Current assets:
         Cash                                                            $  1,235,008
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued liabilities                        $     24,530
         Accounts payable - related parties                                    51,523
         Note payable - related party                                         335,000
                                                                         ------------

Total Current Liabilities                                                     411,053
                                                                         ------------

Commitments                                                                        --

Minority interest                                                                  --

Stockholders' equity
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 41,207,492 shares
              issued and outstanding                                            4,121
         Additional paid-in-capital                                        12,981,530
         Deficit accumulated during the development stage                 (12,161,696)
                                                                         ------------

              Total stockholders' equity                                      823,955
                                                                         ------------

Total liabilities and stockholders' equity                               $  1,235,008
                                                                         ============

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended June 30, 2005 and 2004 and
           Period from March 4, 1999 (Inception) Through June 30, 2005
                                   (unaudited)




                                                          Three months                   Inception
                                                  ended               ended               through
                                                 June 30,            June 30,             June 30,
                                                   2005                2004                 2005
                                                   ----                ----                 ----
                                                                    (Restated)
Revenues:
   Consulting                                  $        --         $        --          $     86,544
                                               -----------         -----------          ------------
   Total revenues                                       --                  --                86,544
                                               -----------         -----------          ------------

Expenses:
   Officer and director
     compensation                                    6,000               4,000               393,255
   Consulting and professional                     591,019             275,484             6,164,253
   General and administrative                      143,025           4,998,080             5,708,199
                                               -----------         -----------          ------------
   Total expenses                                  740,044           5,277,564            12,265,707
                                               -----------         -----------          ------------
Operating loss                                    (740,044)         (5,277,564)          (12,179,163)

   Interest income                                      --                  --                 5,390
   Interest expense                                 (5,523)                 --                (7,923)
   Other income                                         --                  --                20,000
                                               -----------         -----------          ------------
Net loss                                       $  (745,567)        $(5,277,564)         $(12,161,696)
                                               ===========         ===========          ============
Net loss per share
  Basic and diluted                            $     (0.02)        $     (0.34)

Weighted average shares
  outstanding
  Basic and diluted                             40,750,550          15,371,989

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 2005 and 2004 and
           Period from March 4, 1999 (Inception) Through June 30, 2005
                                   (unaudited)




                                                                       Three months              Inception
                                                                 ended           ended            through
                                                                June 30,        June 30,          June 30,
                                                                  2005            2004             2005
                                                                  ----            ----             ----
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $   (745,567)    $ (5,277,564)     $(12,161,696)
     Adjustments to reconcile net loss
     to cash used in operating activities:
         Stock issued for services                                307,540        5,049,537         8,590,882
         Warrant / option expense                                 283,479               --         2,556,319
         Changes in assets and liabilities:
           Accounts payable and accrued liabilities                40,523           25,202           111,052
                                                             ------------     ------------      ------------
CASH USED IN OPERATING ACTIVITIES                                (114,025)        (202,825)         (903,443)
                                                             ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advances to related party                                         --               --           (53,000)
     Cash received from purchase of Omega
       with common stock                                               --          157,687           157,687
     Repayments from related party                                      -           25,039            53,000
                                                             ------------     ------------      ------------

CASH PROVIDED BY INVESTING ACTIVITIES                                  --          182,726           157,687
                                                             ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loan                             300,000                            362,474
     Repayments of related party loan                                  --          (29,828)          (62,474)
     Proceeds from note payable                                        --               --                --
     Shares issued for cash, net of offering costs                213,850          381,603         1,680,764
                                                             ------------     ------------      ------------

CASH PROVIDED BY FINANCING ACTIVITIES                             513,850          351,775         1,980,764
                                                             ------------     ------------      ------------

NET CHANGE IN CASH                                                399,825          331,676         1,235,008

     Cash, beginning of period                                    835,183               --                --
                                                             ------------     ------------      ------------

     Cash, end of period                                     $  1,235,008     $    331,676      $  1,235,008
                                                             ============     ============      ============
Cash paid for:
       Interest                                              $         --     $         --      $         --
       Income Taxes                                                    --               --                --

                           EAST DELTA RESOURCES CORP.
                        (formerly AVIC Technologies Ltd.)
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of East Delta Resources Corp., ("East Delta"), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in East Delta's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

Restatements of June 30, 2004 financial statements were made. See Note 5 for details.

East Delta accounts for stock-based compensation under the intrinsic value method. Under this method, East Delta recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. During the first quarter of fiscal 2006, no options were granted to East Delta's employees. The following table illustrates the effect on net loss and net loss per share if East Delta had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                     Three Months                Inception
                                                                     Ended June 30,               through
                                                                 2005              2004         June 30, 2005
                                                              -----------      -----------      -------------
Net loss as reported                                          $  (745,567)     $(5,277,564)      $(12,161,696)
  Add: stock based compensation
       determined under intrinsic
       value-based method                                              --               --             84,000

  Less: stock based compensation
        determined under fair value -
        based method                                                   --               --           (175,000)
                                                              -----------      -----------       ------------
Pro forma net loss                                            $  (745,567)     $(5,277,564)      $(12,252,696)
                                                              ===========      ===========       ============
Basic and diluted net loss per common share:
As reported                                                   $     (0.02)     $     (0.34)               N/A
Pro forma                                                           (0.02)           (0.34)               N/A

NOTE 2 - NOTE PAYABLE - RELATED PARTY

During the first quarter of fiscal 2006, East Delta borrowed $300,000 from a related party. This note is due on August 5, 2005, bears 12% interest per annum and is unsecured. This note payable has been extended to September 15, 2005.

During the first quarter of fiscal 2006, East Delta received advance from a related party of $35,000, represents funds advanced to East Delta for its operations. The advances are due on demand, bear no interest and are unsecured.


NOTE 3 - COMMON STOCK

During the first quarter of fiscal 2006:

-  East Delta sold 406,417 shares for cash of $213,850.
- East Delta issued 425,500 shares of common stock to consultants for services valued at $307,540.


NOTE 4 - WARRANTS

During the first quarter of fiscal 2006:

- East Delta granted several consultants 700,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $.60 per share and expire on February 28, 2007. The fair value of these warrants was $283,479 which has been expensed.

- East Delta granted several investors 406,417 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at $.75 per share and expire in the period February 2007 through February 2010. The relative fair value of these warrants was $75,975.


NOTE 5 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMETNS

There were several misstatements in the originally prepared June 30, 2004 financials. See the notes below.

A summary of the restatements are as follows:

For the three months ended June 30, 2004:

                                                  Previously         Increase
                                                    Stated           (Decrease)       Restatement
                                                    ------           ----------       -----------
Expenses:
Officer and director compensation                $     4,000       $         --      $      4,000
Consulting and professional                               --      (2)   130,984           275,484
                                                                  (3)   144,500
General and administrative                             7,974      (1) 4,887,488         4,998,080
                                                 -----------                         ------------
                                                                  (4)  102,618
                                                                     ----------

Total expenses                                        11,974          5,265,590         5,277,564
                                                 -----------        -----------      ------------

Net loss                                         $   (11,974)      $ (5,265,590)      $(5,277,564)
                                                 ===========       ============       ===========

Net loss per share
  Basic and diluted                              $     (0.00)                         $     (0.34)

Weighted average shares
  outstanding
  Basic and diluted                               11,366,250                           15,371,989

Restatement notes:

(1) Purchase of Omega on June 30, 2004 was not recorded properly. The original transaction was accounted for as a reverse acquisition. This understated total expense by $4,887,488.

(2) Costs of common stock issued to consultants for services were not recorded at their fair value on the date of issuance. The consulting expense was understated by $130,984.

(3) Compensation expense to several consultants were deferred in the previously issued financial statements. Since common shares were issued to these consultants without a recourse arrangement, the expense should have been recognized upon issuance. The consulting expense was understated by $144,500.

(4) Since the purchase of Omega was not recorded properly, certain expenses for East Delta were not reflected properly. This resulted in total expenses being understated by $102,618.


NOTE 6 - SUBSEQUENT EVENTS

During April, 2005, East Delta incorporated a new Delaware company, Sino Canadian Metals Inc. ("Sino Canadian"), with the intention of transferring all base metal agreements, options, and other such related assets to this subsidiary.

Subsequent to June 30, 2005, Sino Canadian issued 12,000,000 common shares to East Delta, subject to future adjustment based on various conditions and events. As well, Sino Canadian raised $260,000 through a private placement of 1,300,000 common shares priced at $0.20 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

Overview

East Delta Resources Corp., formerly Avic Technologies Ltd., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999.

We are a start-up, development stage company and have not yet generated or realized any revenues from our new business operations. Since inception, we have sold our equity to raise money for property acquisitions, corporate expenses and to repay outstanding indebtedness. Our current business strategy focuses on gold exploration and mining development in main land China.

There is little historical financial information about our company upon which to base an evaluation of our performance. We have never generated any revenues from our mining operations. Accordingly, comparisons with prior periods are not meaningful. We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Our Business

In January 2004, our Board of Directors decided that we should reorganize and reorient the company to profit from the recent worldwide strong revival of interest in precious minerals. Towards this goal, on February 4, 2004, we signed an agreement to acquire 100% of the common stock of Omega Resources, Inc ("Omega."). The acquisition, which was consummated on June 30, 2004, permitted us to undertake our business direction towards mineral exploration and mining, as Omega was in the business of mineral exploration in China.

As stated, our objective is to profit from the recent worldwide revival of interest in precious metals. Our primary activity will be in gold exploration, mining development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. The geographic focus is in growth mining regions in Southeast Asia, primarily in China. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together a network of financing sources, management expertise, the latest mining technology and extensive local industry contacts.

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three months ended June 30, 2005 and 2004 included in this Form 10-QSB and our recent 10-KSB filing for the year ending March 31, 2005.

Readers are referred to the cautionary statement below that addresses forward -looking statements.

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues and Cash Position

During the three months ended June 30, 2005 and 2004, we had no income. As of June 30, 2005, our cash position was $1,235,008 compared to $331,676 as of June 30, 2004. The increase was due entirely to our financing activities net of operating expenses.

We are of the opinion that we have adequate cash for the next 12 months to further develop our major property, Bake, and to integrate at least one acquisition of an additional property into our operations. However, substantive developmental progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars. No assurances can be given that this funding will be realized.

Operating Expenses and Net Loss

Three months ended June 30, 2005 and 2004

We currently occupy a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement, rent free. As of April 1, 2005, the owner of our office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

Our total expenses for the three months ended June 30, 2005 was $745,567, of which the largest portion was in stock based compensation amounting to $591,019. This amount was paid in common stock and warrants as finder's fees to compensate consultants for assisting us in signing the several acquisition agreements entered into during the three months ending June 30, 2005. As well, stock based compensation was made for services related to investor relations. The total expenses of $745,567 compares to $5,277,564 incurred in the three months ended June 30, 2004. The bulk of the prior year's expenses was $4,887,487 recorded as the cost of the acquisition of Omega Resources Inc., by the issuance of 11,366,250 common shares.

Our total cash expenses for the three months ended June 30, 2005 amounted to $114,025. Our average monthly (recurring) expenses during these three months approximated US$38,000, and included employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. This compares to $202,825 for the three months ended June 30, 2004. The prior years higher expense can be attributed to some non-recurring start-up expenses used to launch the new business direction of the Company.

During the three months ending June 30, 2005, the Company incurred an operating loss of $740,044 as compared to $5,277,564 for the three months ended June 30, 2004. The decrease was attributed mostly to the one time expense of the acquisition of Omega resources Inc.

As at June 30, 2005, we have a deficit accumulated during the development stage of $12,161,696, the major portion of which was in stock based compensation valued at $11,147,201.

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

Business Activities

As its initial entry into the mining business, Omega previously acquired 100% of the common shares of Amingo Resources Inc. ("Amingo"). Amingo is a Canadian based company whose major work is in gold exploration and mining development in China and whose principals have been exploring in China for over five years. Our efforts for the immediate term will be directed to develop Amingo and its Chinese properties.

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

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. To date, we have paid $600,000 of this amount and the remaining $400,000 must be funded by December 31, 2005. We have incurred approximately $20,000 of start up expenses in China, $60,000 of operating expenses in the JV, and accordingly, out net cash balance in the Chinese JV is approximately $520,000 at June 30, 2005. This amount has been included in cash and cash equivalents in the accompanying consolidated balance sheet.

In addition to our primary joint venture in China, as at June 30, 2005, we had signed three letters of "intent to acquire" with various gold producers and exploration entities in China. The status of these agreements are in the due diligence and evaluation stages. We cannot assure that the acquisitions will be closed or if closed that adequate funding will be raised to satisfy the yet to be negotiated costs of these acquisitions.

In April, 2005 we established a wholly owned Chinese corporate entity, Guiyang High Tech Meiya Investment Ltd., ("Guiyang Investment") to undertake acquisitions of gold exploration and mining properties or companies in China. In addition to the three LOIs indicated earlier, in June 2005 Guiyang Investment signed a definitive agreement with the Chinese company Huaquiao Gold Mines to acquire a majority interest in a producing gold mine in China through the formation of a Chinese joint venture that will own, operate, and further develop the Huaquiao gold mine.

Under the terms of the agreement, Guiyang Investment will own 73.5% of the newly formed JV company and will be required to inject (USD) $500,000, while Huaquiao will transfer complete ownership of all assets and permits related to the mine to the JV. In addition, the JV will acquire rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaquiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, the mine generated a total of 20,000 ounces. Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level.

Also, in April 2005 we incorporated a new company in the State of Delaware, Sino Canadian Metals Inc. ("Sino Canadian") whose primary business is to be in base metal mining in China.

In May, Sino Canadian reached an agreement with the Chinese mining entity, Qinghai Jiahu Metal Development Co. Ltd. ("QJMD") to form a Joint Venture to develop the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province (in northwest China). Under the terms of the Agreement, the newly formed JV will acquire all the exploration and production permits owned by QJMD related to this property and gives Sino-Canadian the exclusive right to earn at least 75% of this project, subject to investing USD $300,000 in the new JV and assuming the responsibility of all eventual funding necessary to bring the property to the mining and production stages.

The Yuanshishan Ni-Fe-Co deposit is located south of Ping'an County, 62 km east of Xining city, the provincial capital. Over the past two decades, extensive exploration and fieldwork has been carried out at this site by the Bureau of Geology and Mineral Resources of Qinghai province. The results from the Bureau's exploration and fieldwork confirmed that the mineralization at Yuanshishan is of a Nickel dominated polymetallic nature, and that the Ni, Fe and Co grades are of economic importance. An open pit design was deemed suitable for the development of this deposit. QJMD reported that both it and the Chinese government have spent over USD $3,000,000 drilling and exploring this property to date. In addition, the local infrastructure in this region to support mining activities is good. Roads connect the property to the nearby townships and counties, and a railway passes through Ping'an County. Electricity, manpower and water supplies are readily accessible. We have yet to validate any data given to us by QJMD or the Chinese authorities.

In addition, we are actively seeking additional personnel, both in Canada and China, with multi-year experience in operating and managing mining enterprises to commence mining development and subsequent extraction operations on the Bake property in China. As of June 30, 2005, we had not fully completed this phase of our development.

Plan of Operations

During the three months ended June 30, 2005, in addition to our main property
(Bake), we finalized our acquisition of the Huaqiao mining operations as mentioned earlier. We expect it will take six months and cost us about $650,000 to integrate this acquisition into our operations, and an additional $1,475,000 to expand and modernize the mine. We currently do not have adequate funds for fully implementing these plans and there is no assurance that all or any of the financing needed will be obtained, requiring us to postpone or close operations at Huaqiao.

With regards to the Ruixin mine, another potential acquisition, the due diligence phase is nearing completion and we anticipate signing a definitive agreement with Ruixin Gold Mines of Jinping, China as soon as the funding of approximately $500,000 has been secured. No assurances can be given that this agreement will be finalized.

Mining Operations

In the next 12 months, our emphasis will be twofold:

      o a significant drilling program to validate and confirm gold reserves at both Bake and Huaqiao.
      o Expansion of mining activities at the Huaqiao mine by introducing modern equipment and techniques, and opening up additional veins, subject to funding availability.

We expect to expend from cash on hand, at least, $800,000 to $900,000 in the next 12 months in our JV Guizhou Amingo and the Huaqiao property.

Plans for Bake Zone 1 &  Zone 2

Bake Zone 1 & 2 are situated at the head and tail of the Ruixin property. Ruixin is a small near-producing gold mine adjacent to our main property. They have identified seven gold veins, of which several extend into Bake. Our drilling program will focus at two of these extensions, to determine the exact length of these veins. This program should yield additional reserves in the last quarter and allow us to firm up the final gold mine design basis.

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

We expect to increase production of the current mine by adding new and/or upgrading existing production equipment. The timing and completeness of expansion plans depend on the relative success of our financing activities.

We will also commence an immediate review of the staffing requirements for the existing plant under more efficient techniques and equipment and under our expansion plans.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective except for adjustments related to stock issuance.

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2005, we issued 831,927 shares of our common stock for the following:

      o 425,500 shares issued to various consultants for services rendered to us.

The stock was issued in transactions exempt from registration either under section 4(2) to U.S. persons or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933, 1933, as amended (the "Securities Act"). No commission were paid.

      o 406,417 shares were sold for cash for a total consideration of $213,850 net of offerimg costs;


The securities were sold without any general solicitation by us or our representatives. Each investor represented to us that they were accredited, as defined under the Securities Act and were acquiring the securities for investment purposes only and not with a view toward distribution. None of the securities were sold through an underwriter, and no commissions or other fees were paid in connection with the private placements. The securities were offered pursuant to an exemption from registration under Regulation D and Regulation S of the Securities Act.

The funds received from the private placements were and will be used for general expenses related to our business development and to pay prior and ongoing legal and accounting fees, administrative expenses and consulting fees, including payments of $2,000 per month to our President, and for general working capital requirements.

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

        The following exhibits are provided with this Quarterly Report on Form 10-QSB:

        31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SIGNATURE                    TITLE                  DATE
    ---------                    -----                  ----

    By: /s/ Victor Sun
    ------------------
    Victor Sun                   President and CEO      August 19, 2005