Form 10QSB
period 2005-09-30
EAST DELTA RESOURCES CORP.
filed 2005-11-21
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

[_]  Transition report pursuant to Section 13 or 15(d) of the Exchange

           Act for the transition period from _________ to _________.

                         Commission File Number: 0-32477

                           EAST DELTA RESOURCES CORP.
               (Exact name of registrant as specified in charter)

            DELAWARE                                      98-0212726
          -------------                                  ------------
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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2005.

                            43,267,492 Common Shares

Transitional Small Business Disclosure Format:

                                 YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB


                                                                            Page


PART I.    FINANCIAL INFORMATION                                               3

Item 1.    Consolidated Financial Statements (unaudited)                       3

           Consolidated Balance Sheet as of September 30, 2005                 3

           Consolidated Statements of Operations for the six months ended September 30, 2005 and 2004, and the period from March 4, 1999
           (Inception) to September 30, 2005                                   4

           Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004, and the period from March 4, 1999
           (Inception) to September 30, 2005                                   5

           Notes to Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations or Plan of Operations
           (including cautionary statement)                                   10

Item 3.    Controls and Procedures                                            14

PART II.   OTHER INFORMATION                                                  15

Item 1.    Legal Proceedings                                                  15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Securities Holders              15

Item 5.    Other Information                                                  15

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         17

PART I - FINANCIAL INFORMATION


Item 1.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005



                                     ASSETS


Current assets:
         Cash                                                                                 $  1,776,023
         Accounts receivable - related party                                                        20,000
         Prepaid expense                                                                            14,200
         Deposit on business acquisition                                                           151,043
                                                                                              ------------

Total current assets                                                                          $  1,961,266
                                                                                              ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued liabilities                                             $     60,127
         Note payable - related party                                                              335,000
                                                                                              ------------

Total current liabilities                                                                          395,127
                                                                                              ------------

Commitments                                                                                              -

Minority interest                                                                                  299,940
                                                                                              ------------

Stockholders' equity
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 43,267,492 shares
              issued and outstanding                                                                 4,327
         Additional paid-in-capital                                                             13,924,324
         Deficit accumulated during the development stage                                      (12,662,452)
                                                                                              ------------

              Total stockholders' equity                                                         1,266,199
                                                                                              ------------

Total liabilities and stockholders' equity                                                    $  1,961,266
                                                                                              ============

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three and six months ended September 30, 2005
                     and 2004 and Period from March 4, 1999
                     (Inception) Through September 30, 2005



                                                 Three months                        Six months                    Inception
                                               ended September 30,               ended September 30,                through
                                                               2004                              2004             September 30,
                                             2005           (Restated)          2005           (Restated)             2005
                                          -----------       -----------      -----------       -----------        ------------
Revenues:
  Consulting                              $         -       $         -      $         -       $         -        $     86,544
                                          -----------       -----------      -----------       -----------        ------------
Total revenues                                      -                 -                -                 -              86,544
                                          -----------       -----------      -----------       -----------        ------------

Expenses:
  Officer and director
      compensation                                  -                 -            6,000             4,000             393,255
  Consulting and professional                 190,144           394,000          781,163           669,484           6,354,397
  General and administrative                  304,176            79,993          447,201         5,078,073           6,012,375
                                          -----------       -----------      -----------       -----------        ------------

Total expenses                                493,320           473,993        1,234,364         5,751,557          12,760,027
                                          -----------       -----------      -----------       -----------        ------------

Operating loss                               (493,320)         (473,993)      (1,234,364)       (5,751,557)        (12,673,483)
Other income (expense)                         (6,996)                -          (12,519)                -              10,471
Minority Interest                                 560                 -              560                 -                 560
                                          -----------       -----------      -----------       -----------        ------------

Net loss                                  $  (500,756)      $  (473,993)     $(1,246,323)      $(5,751,557)       $(12,662,452)
                                          ===========       ===========      ===========       ===========        ============

Net loss per share
  Basic and diluted                       $     (0.01)      $     (0.01)     $     (0.03)      $     (0.24)                N/A

Weighted average shares
  outstanding
  Basic and diluted                        41,984,614        32,290,010       41,561,963        23,877,223                 N/A

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended September 30, 2005 and
                 2004 and Period from March 4, 1999 (Inception)
                           Through September 30, 2005




                                                                          Six months ended              Inception
                                                                            September 30,                through
                                                                                         2004          September 30,
                                                                       2005            (Restated)         2005
                                                                    ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $ (1,246,323)    $ (5,751,557)     $(12,662,452)
     Adjustments to reconcile net loss
     to cash used in operating activities:
         Stock issued for services                                       735,540        5,369,537         9,018,882
         Warrant / option expense                                        283,478           74,000         2,556,318
         Minority interest                                                  (560)               -              (560)
         Changes in assets and liabilities:
           Prepaids and other                                            (14,200)               -           (14,200)
           Accounts payable and
             accrued liabilities                                         (10,402)          49,834            60,127
                                                                    ------------     ------------      ------------
CASH USED IN OPERATING ACTIVITIES                                       (252,467)        (258,186)       (1,041,885)
                                                                    ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advances to related party                                           (20,000)               -           (73,000)
     Deposit on business acquisition                                    (151,043)               -          (151,043)
     Cash received from purchase of Omega
       with common stock                                                       -          157,687           157,687
     Repayments from related party                                             -           25,039            53,000
                                                                    ------------     ------------      ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (171,043)         182,726           (13,356)
                                                                    ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loan                                    335,000                -           397,474
     Repayments of related party loan                                          -          (24,828)          (62,474)
     Sale of minority interest in subsidiary                             300,500                -           300,500
     Shares issued for cash, net of offering cost                        728,850          441,603         2,195,764
                                                                    ------------     ------------      ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  1,364,350          416,775         2,831,264
                                                                    ------------     ------------      ------------
NET CHANGE IN CASH                                                       940,840          341,315         1,776,023

     Cash, beginning of period                                           835,183           16,052                 -
                                                                    ------------     ------------      ------------
     Cash, end of period                                            $  1,776,023     $    357,367      $  1,776,023
                                                                    ============     ============      ============

Cash paid for:
       Interest                                                     $          -     $          -      $          -
       Income Taxes                                                            -                -                 -

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of East Delta Resources Corp., ("East Delta"), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in East Delta's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

Restatements of September 30, 2004 financial statements were made. See Note 5 for details.

East Delta accounts for employee stock-based compensation under the intrinsic value method. Under this method, East Delta recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. During the first six months of fiscal 2006, no options were granted to East Delta's employees. The following table illustrates the effect on net loss and net loss per share if East Delta had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                               Three months                        Six months                      Inception
                                            ended September 30,                ended September 30,                  through
                                                               2004                               2004            September 30,
                                             2005           (Restated)           2005           (Restated)           2005
                                          -----------       -----------      -----------       -----------        ------------
Net loss as reported                      $  (500,756)      $  (473,993)     $(1,246,323)      $(5,751,557)       $(12,662,452)

  Add: stock based compensation
       determined under intrinsic
       value-based method                           -                 -                -                 -              84,000
  Less: stock based compensation
        determined under fair
        value-based method                          -                 -                -                 -            (175,000)
                                          -----------       -----------      -----------       -----------        ------------
Pro forma net loss                        $  (500,756)      $  (473,993)     $(1,246,323)      $(5,751,557)       $(12,753,452)
                                          ===========       ===========      ===========       ===========        ============

Basic and diluted net loss
  per common share

As reported                               $     (0.01)      $     (0.01)     $     (0.03)      $     (0.24)                N/A
Pro forma                                       (0.01)            (0.01)           (0.03)            (0.24)                N/A

NOTE 2 - NOTE PAYABLE - RELATED PARTY

During the quarter ended June 30, 2005, East Delta borrowed $300,000 from a related party. This note was due on August 5, 2005, bears 12% interest per annum and is unsecured. This note payable has been extended on a month to month basis and is now due on demand.

Also during this quarter, East Delta received an advance from a related party of $35,000 for East Delta's operations. The advance is due on demand, bears no interest and is unsecured.


NOTE 3 - COMMON STOCK

During the quarter ended June 30, 2005:

-    East Delta sold 406,417 shares for cash of $213,850.

- East Delta issued 425,500 shares of common stock valued at $307,540 to consultants for services.

During the quarter ended September 30, 2005:

- East Delta sold 1,400,000 shares for cash of $515,000, net of offering costs of $35,000.
- East Delta issued 660,000 shares of common stock valued at $428,000 to consultants for services.


NOTE 4 - WARRANTS

During the quarter ended June 30, 2005:

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

During the quarter ended September 30, 2005:

- East Delta granted two investors 2,200,000 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at the exercise prices from $0.55 to $0.75 per share and expire in August 2008. The relative fair value of these warrants was $304,363.


NOTE 5 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMETNS

There were several misstatements in the originally prepared September 30, 2004 financials. See the notes below.

A summary of the restatements are as follows:

For the six months ended September 30, 2004:

                                                                Previously         Increase
                                                                 Stated            (Decrease)           Restatement
                                                                 ------            ----------           -----------
Expenses:
Officer and director compensation                             $     4,000                   -          $      4,000
Consulting and professional                                       654,483  (2)        130,984               669,484
                                                                           (3)        344,667
                                                                           (5)         74,000
                                                                           (6)       (534,650)
General and administrative                                         87,967  (1)      4,887,488             5,078,073
                                                                           (4)        102,618
                                                              -----------          ----------          ------------
Total expenses                                                    746,450           5,005,107             5,751,557
                                                              -----------          ----------          ------------

Net loss                                                      $  (746,450)        $(5,005,107)         $ (5,751,557)
                                                              ===========         ===========          ============

Net loss per share
  Basic and diluted                                           $     (0.03)        $     (0.21)         $      (0.24)

Weighted average shares
  outstanding:
  Basic and diluted                                            21,921,700           1,955,523            23,877,223


Restatement notes:

(1) Purchase of Omega on June 30, 2004 was not recorded properly. The original transaction was accounted for as a reverse acquisition. This understated total expenses by $4,887,488.

(2) Costs of common stock issued to consultants for services were not recorded at their fair value on the date of issuance. The consulting expense was understated by $130,984.

(3) Compensation expense to several consultants was deferred in the previously issued financial statements. Since common shares were issued to these consultants without a recourse arrangement, the expense should have been recognized upon issuance. The consulting expense was understated by $344,667.

(4) Since the purchase of Omega was not recorded properly, certain expenses for East Delta were not reflected properly. This resulted in total expenses being understated by $102,618.

(5) Compensation expense related to the issuance of warrants to a consultant was not recorded at fair value in the previously issued financial statements. Consulting expense was understated by $74,000.

(6) Consulting services were erroneously expensed in the inappropriate period. Consulting expense was overstated by $534,650.

For the three months ended September 30, 2004:

                                                               Previously           Increase
                                                                 Stated            (Decrease)           Restatement
                                                                 ------            ----------           -----------
Expenses:
Consulting and professional                                   $   654,483  (1)         74,000          $    394,000
                                                                           (2)       (334,483)
General and administrative                                         79,993                   -                79,993
                                                              -----------          ----------          ------------
Total expenses                                                    734,476            (260,483)              473,993
                                                              -----------         -----------          ------------

Net income (loss)                                             $  (734,476)        $   260,483          $   (473,993)
                                                              ===========         ===========          ============

Net income (loss) per share
  Basic and diluted                                           $     (0.02)        $     (0.01)         $      (0.01)

Weighted average shares
  outstanding:
  Basic and diluted                                            32,140,900             149,110            32,290,010


Restatement notes:

(1) Compensation expense related to the issuance of warrants to a consultant was not recorded at fair value in the previously issued financial statements. Consulting expense was understated by $74,000.

(2) Consulting services were erroneously expensed in the inappropriate period. Consulting expense was overstated by $334,483.


NOTE 6 - CONSOLIDATION OF SINO-CANADIAN METALS, INC

During the quarter ended September 30, 2005, East Delta transferred all base metal agreements, options, and other such assets related to one of its nickel projects in China to Sino Canadian Metals, Inc. ("Sino Canadian") in exchange for 6,500,000 shares of common stock from Sino Canadian. These shares were valued at $650. East Delta became a 97% owner of Sino Canadian as a result of this transaction. Sino Canadian was incorporated in the State of Delaware in April 2005.

During this same quarter:

- Sino issued 200,000 shares of common stock in June 2005 valued at $20 to its founder.
- Sino issued 2,200,000 shares of common stock in Jun 2005 valued at $220 to consultants for their services.
- Sino Canadian sold 1,752,500 shares of common stock in July and August 2005 for cash of $300,500.


NOTE 7 - DEPOSIT ON BUSINESS ACQUISITION

During the quarter ended September 30, 2005, East Delta placed a deposit of $151,043 on the purchase of the Huaqiao mining operations in mainland China. As of November 21, 2005, the acquisition had not closed.

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

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the six months ended September 30, 2005 and 2004 included in this Form 10-QSB and our recent 10-KSB filing for the year ending March 31, 2005.

Readers are referred to the cautionary statement below that addresses forward-looking statements.

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues and Cash Position

We had no revenues during the six months ended September 30, 2005 and 2004. As of September 30, 2005, our cash position was $1,776,023 compared to $357,367 as of September 30, 2004. The increase was due entirely to our financing activities net of operating expenses.

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

Operating Expenses and Net Loss

Six months ended September 30, 2005 and 2004

We currently occupy 500 square feet of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement, rent free. As of April 1, 2005, the owner of our office space, who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

Our total operating expenses for the six months ended September 30, 2005 was $1,234,364, of which the largest portion was in stock based compensation amounting to $1,019,018. This amount was paid in common stock and warrants as finder's fees to compensate consultants for assisting us in signing the several acquisition agreements entered into during the six months ending September 30, 2005. As well, stock based compensation was made for services related to investor relations. The total expenses of $1,246,323 compares to $5,751,557 incurred in the six months ended September 30, 2004. The bulk of the prior year's expenses, $4,887,488, were recorded as the cost of the acquisition of Omega Resources Inc., by the issuance of 11,366,250 common shares.

Our total cash used in operating activities for the six months ended September 30, 2005 amounted to $252,467. Our average monthly (recurring) expenses during these six months approximated US$42,000, and included employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. This compares to $258,186 for the six months ended September 30, 2004. The prior years higher amount can be attributed to some non-recurring start-up expenses used to launch the new business direction of the Company.

As of September 30, 2005, we have a deficit accumulated during the development stage of $12,662,452, the major portion of which was in stock based compensation valued at $11,575,200.

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

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop a 72 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As of September 30, 2004, our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years. Subsequent to the signing of our JV agreement, the Chinese Central government mining authorities increased our property size to 85 square kilometers.

With respect to such financing, we have agreed to contribute up to $1,000,000 to fund the Joint Venture's early stage preliminary exploration activities. To date, we have paid $600,000 of this amount and the remaining $400,000 must be funded by December 31, 2005. We have incurred approximately $20,000 of start up expenses in China, $60,000 of operating expenses in the JV and made an initial deposit towards a purchase of an existing mining operation of approximately $151,000. Accordingly, our net cash balance in the Chinese JV is approximately $372,144 at September 30, 2005. This amount has been included in cash and cash equivalents in the accompanying consolidated balance sheet.

In addition to our primary joint venture in China, as of September 30, 2005, we had signed three letters of "intent to acquire" with various gold producers and exploration entities in China. The status of these agreements are in the due diligence and evaluation stages. We cannot assure that the acquisitions will be closed or if closed that adequate funding will be raised to satisfy the yet to be negotiated costs of these acquisitions.

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

Under the terms of the agreement, Guiyang Investment will own 77.5% of the Huaquiao mine and will be required to inject (USD) $500,000 to expand and modernize operation at this mine. Huaquiao will transfer complete ownership of all assets and permits related to the mine to the Guiyang. In addition, Guiyang will acquire rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaquiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, the mine generated a total of 20,000 ounces. Based on information supplied to us by the current owners, seven independent ore zones at varying depth levels have been identified within the property. We have not as yet completely verified the accuracy of these claims. The final closing of this acquisition awaits receiving audited financial statements of the Huaquiao Mining covering the past two years, and subsequent to their receipt and acceptance, final approval for the purchase by our Board of Directors.

Also, in April 2005 we incorporated a new company in the State of Delaware, Sino Canadian Metals Inc. ("Sino Canadian") whose primary business is to be in base metal mining in China.

In May 2005, we reached an agreement with the Chinese mining entity, Qinghai Jiahu Metal Development Co. Ltd. ("QJMD") to form a Joint Venture to develop the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province (in northwest China). Under the terms of the Agreement, the newly formed JV will acquire all the exploration and production permits owned by QJMD related to this property and gives Sino-Canadian the exclusive right to earn at least 75% of this project, subject to investing USD $300,000 in the new JV and assuming the responsibility of all eventual funding necessary to bring the property to the mining and production stages.

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

In July, 2005 all rights and activities related to this agreement were transferred from us to our subsidiary, Sino-Canadian. During this period, Sino-Canadian raised $300,500 through the sale of common shares in a private placement offering exempt from registration. The funds are to be applied towards Sino-Canadian's operations and fulfillment of the conditions under the agreement with Qinghai.

In addition, we are actively seeking additional personnel, both in Canada and China, with multi-year experience in operating and managing mining enterprises to continue further exploration, commence mining development and subsequent extraction operations on the Bake property in China. As of September 30, 2005, we had not fully completed this phase of our development.

Plan of Operations

During the six months ended September 30, 2005, in addition to our main property
(Bake), we our waiting to finalize our acquisition of the Huaqiao mining operations as mentioned earlier. We expect it will take six months and cost us about $650,000 to integrate this acquisition into our operations once the acquisition closes, and an additional $1,475,000 to expand and modernize the mine. We currently do not have adequate funds for fully implementing these plans and there is no assurance that all or any of the financing needed will be obtained, requiring us to postpone or close operations at Huaqiao.

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

Plans for Huaqiao Project

We intend to proceed with the Huaquiao project under the assumption that the acquisition will close.

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

We will also commence an immediate review of the staffing requirements for the existing plant under more efficient techniques and equipment and under our expansion plans. Further, the team for the Huaquiao Mine upgrade has also been mandated to present a plan that will include as a key feature the improvement the safety of the mine in all aspects and proper disposal of the tailings to meet environmental requirements.

In addition, current mining operations have generated an enormous quantity of tailings at Huaquiao, which our preliminary geological analysis has indicated gold residues grading at profitable recovery levels. A more extensive evaluation is underway to be followed byan in depth study of recovery feasibility and profit potential.

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

ITEM 3 - CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Chief Financial Officer ("CFO"). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, in connection with the completion of its audit of, and the issuance of its report on our financial statements for the year ended March 31, 2005, our independent auditors identified deficiencies in our internal controls related to accounting for a business acquisition, expense recognition related to transactions involving issuances of our stock and stock options and disclosure control deficiencies which lead to the required restatement for the three and six month comparative 2004 statements attached. The adjustments and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain controls and procedures and improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2005, we issued 2,060,000 shares of our common stock for the following:

     660,000 shares issued to various consultants for services rendered to us.

       The stock was issued in transactions exempt from registration either under section 4(2) to U.S. persons or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933, 1933, as amended (the "Securities Act"). No commission were paid.

     1,400,000 shares were sold for cash for a total consideration of $515,000 net of offering costs;


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

         NONE

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are provided with this Quarterly Report on Form 10-QSB:

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     Reports on Form 8-K

     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         SIGNATURE              TITLE                      DATE

   By: /s/ Victor Sun
       --------------
       Victor Sun               President and CEO          November 21, 2005