Form 10KSB
period 2005-12-31
EAST DELTA RESOURCES CORP.
filed 2006-06-19
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

              Transition report pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934.

                   For the nine months ended December 31, 2005

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

The aggregate market value of voting stock held by non-affiliates of the
Registrant: $28,422,276.

As of June 14, 2006, the Registrant had 45,509,842 shares of its Common Stock outstanding.

                              INDEX TO FORM 10-KSB
                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2005

                                     PART I

                                                                                              PAGE


ITEM 1.           DESCRIPTION OF BUSINESS                                                        3

ITEM 2.           DESCRIPTION OF PROPERTY                                                        8

ITEM 3.           LEGAL PROCEEDINGS                                                              8

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            8

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
                  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                           9

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS                    9

ITEM 7.           FINANCIAL STATEMENTS                                                           14

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                                                       28

ITEM 8A.          CONTROLS AND PROCEDURES                                                        28

ITEM 8B.          OTHER INFORMATION                                                              28

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                              29

ITEM 10.          EXECUTIVE COMPENSATION                                                         30

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDERS MATTERS                                               31

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 31

ITEM 13.          EXHIBITS                                                                       31

ITEM 14.          PRINCIPAL ACCOUNTANTS FEES AND SERVICES                                        31

SIGNATURES                                                                                       32

EXHIBITS

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe, " project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

o Changes in existing laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.
o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion.
o Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws that could increase our costs of operations.
o Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.
o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.
o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy what factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. Description of Business

(a) Business Development

East Delta Resources Corp., formerly Avic Technologies Ltd., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings.

In June of 2004, we acquired all the assets of a Delaware mining enterprise, as described below, and took on its name and business activities.

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

This joint venture was never realized, and in December, 2001, the Board of Directors of EDLT decided to close its China operations and re-orient the business goal of the Company elsewhere. Eventually, after several unsuccessful attempts at new undertakings, the Board was presented with an opportunity in the mining industry and decided to enter this field and maintaining its geographic focus on China. On February 4, 2004, the Company signed a share Exchange (and Purchase) Agreement to acquire all common and voting shares of East Delta Resources Corp., a Delaware corporation, who subsequently changed its name to Omega Resources Inc. ("Omega"). Omega through its wholly owned Canadian subsidiary, Amingo Resources Inc., is in the business of exploration and mining of gold and other precious metals, primarily in China.

On May 5, 2004, we changed our name to East Delta Resources Corp. and the NASD assigned us a new trading symbol, EDLT. On June 30, 2004, the purchase/merger was finalized and we acquired 100% of the common shares of Omega Resources Inc. (fka, East Delta Resources Corp.). and subsequently took on the business of Omega Resources Inc. and its then subsidiary Amingo Resources.

Business Description

The Company is headquartered in Montreal, Quebec and now has as its business objective to profit from the recent worldwide revival of interest in precious and base metals. Our primary activity is in gold exploration, development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. Our geographic focus is in growth mining regions located mostly in China and Southeast Asia. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together our network of financing sources, management expertise, the latest mining technology and extensive local industry contacts. We also operate through a wholly owned Canadian subsidiary, Amingo Resources Inc. of Montreal, Quebec.

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

Business Strategy

We plan to develop our business mostly through acquisitions and/or joint ventures with local participants in project that we expect to have substantial equity and management control. We do not view ourselves as a "pure exploration company". Priority is to be given to the more advanced potential mining properties; projects where most of the exploration and pre-feasibility study work have already been done. The objective is to become the owner of producing mines in the shortest term possible and with exploration risks mitigated as much as possible. With profit potential adequately demonstrated and funding available, a new plant can be in production in as quick as twelve months. Currently, in China, all major new gold facilities using modern technology and equipment and capable of producing large amounts of gold are still fully controlled by the central government. Thus, EDLT's and Amingo's main targets are the small to medium sized gold and base metals projects.

We have implemented a two-pronged approach to our business development. First, we acquired rights to a substantive property that, based on exploratory work done to date has a reasonable probability of developing into a major gold mining operation. This property has become the focus of our efforts. In addition, we are concentrating on acquiring small to medium sized producing gold mines that can be expanded and made more efficient through modern management techniques and equipment, bringing revenue to our bottom line as rapidly as possible.

Accomplishments and Activities to-date

Prior to the acquisition and re-naming, EDLT had acquired 100% of the voting shares of Amingo Resources Inc., a Canadian based company whose major work is in gold exploration and mining in China. A large part of our efforts for the immediate term are directed to develop Amingo and our Chinese properties. Although Amingo retains its separate Canadian identity, its activities and operations have successfully been integrated in our own. Thus, our major business activities coincide with those of Amingo's.

In February 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop a 85 square kilometer property in the county (referred to as "Bake"), and is eligible to earn up to 84% of the net revenues extracted from this particular property. At the outset Amingo owns 70% of the JV, and each governmental entity retains 15%.

In early May 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau approved the "Joint Venture" which is now operating under the name Guizhou Amingo Resources Inc. and issued it a business license, valid for a period of twenty years. In December, 2004, the governmental authorities granted Guizhou Amingo an exploration license covering our Bake property.

The success of this venture is fully dependent on us obtaining further financing and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined.

As at April 2006, we have raised approximately $3,000,000 to finance our operations. During 2004 and 2005 we invested approximately $1,400,000 in the Guizhou Amingo JV and China, thereby satisfying all but $150,000 of the requirements of our JV agreement with the Chinese authorities as well as having additional funds for mining activities in the region. Also, during the past two years we have assembled an effective and experienced geological team to guide the exploration and development of our Chinese properties.

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

The first track, as outlined above, is the development our Chinese joint venture Guizhou Amingo Resources Inc. and of our anchor property at Bake with the goal to develop this into a "world class" mining operation.

Guizhou Amingo Resources Inc.

Description of Bake Property

As indicated above, the Company (through its subsidiary, Amingo Resources) holds a 70% equity interest in this vast property covering an area of approximately 85 square kilometers of a turbidite-hosted gold quartz vein type situated in Jinping County.

Geological Setting - Bake-Jiaoyun Deposits

The Bake-Jiaoyun project is located about 14 kilometers south of the Town of Jinping with access on a paved, year-round drivable road. The geographic co-ordinates of the property are Latitude 109 6'45" to 109 15'00" E, Longitude 26 30'00" to 26 37'3".

The exposed bedrock in this property are from the Quigshuiliangi Formation consisting of meta-tuff, meta-greywacke, meta-sandstone and slate and is subdivided in 2 sections with a thickness of about 3700 meters. The gold bearing quartz veins which are mostly concordant type, are located in the hinge zone of the anticline in the first unit of section 2 of the Quigshuiliangi Formation (Pt3xjQ2-1, on the map). The fault intersecting this hinge fold contains gold bearing quartz veins. In this mine, both stockwork and disseminated gold mineralization has been found.

Further, the property sits on the Wenjiang anticline and Wenjiang shear zone containing the Bake and Jiaoyun showings (see figure 9 in map section). The Bake area is known to contain 18 quartz veins with visible gold in the quartz veins and in the adjacent alteration assemblage. A local company mined some of the veins three years ago but ceased operations due to the lack of technology and equipment. There are more than 20 vein outcrops in the region, averaging about 200 meters length and 0.4 meters width.

Potential Resources

The potential for the Bake-Jiaoyun project area was identified by geological mapping of the Jingping and Tianzhu counties in 1999. Results submitted to the Chinese Academy of Sciences and the Government of Guizhou in 2002 identified potential for mine-able gold resources in the area. A preliminary environmental impact study of exploration and mining activities was also submitted.

From the years 2001 to 2003, EbisTech Inc., a Canadian based geological consultancy co-owned by Dr. Huan Lu, conducted a survey program under the project entitled, "Cooperative Exploration of Bake-Jiaoyun" which formed the basis of the founding of Amingo and the originated the proposal that further exploration and development of the gold deposits of the area be undertaken. It was clearly shown that Guizhou province hosted turbidite type gold deposits very similar to those found in Nova Scotia and Australia, both of which to date have been successfully mined.

Brigade 101 Geological Exploration Team, BGMR of the Province of Guizhou, China, did extensive work on a very small portion (less than 6%) of the Bake property and issued its report through the China Geological Survey. Based on the "Technical Requirements of Mineral Resources Estimates and Calculation for Solid Mineral Deposit". They reported the outline of one prominent ore body with indicated gold resources (equivalent to the Inferred Resources category as defined by CIM) of 28 tonnes of gold (approximately 900,000 ounces) at the Bake deposit. These resources do not conform with current 43-101 reporting standards but do give an indication of significant mineralization which requires follow-up.

The estimates, as reported by Brigade 101, were based on a very limited depth of gold mineralization (less than 60 meters), as no drilling program was undertaken.

In 2003, Amingo Resources engaged independent Canadian geologists to validate these reports, and their own technical reports and conclusions as presented to the Company are available for perusal by request from the Company.

Bake - Zone 1 (adjacent to and NE of RuiXin)

This zone is an extension of an adjacent property referred to as the RuiXin mine into the Bake property located in the NE part of the RuiXin mine. Several veins have been identified at RuiXin and at least 4 clearly extend into the Bake. The size of this zone is about 2.1 sq. km. and is found to be continuing along the axis of the anticline.

Due to the near-surface nature of the mineralization in the area, soil geo-chemistry has been a valuable exploration tool at Bake. This method helped lead to the discovery of many of the existing gold mines in the Jinping area.

A geological survey and mapping of this area has been completed, and a total of 324 soil samples were taken on this portion of the grid. Analysis of the 324 soil samples from the Bake NE sub-division leads to the following observations:

The survey defined two prominent anomalies in Bake NE, along the axis of the anticline, that appear to be similar in all aspects to those already defined in other discoveries in the Jinping area.

These two anomalies (designated as BNE-1 and BNE-2) have not as yet been tested by drilling or trenching.

Besides the Au (gold) content, Ag (silver), As (arsenic) and Sb (antimony) have also been identified.

The most recent results of the work done in the geological survey of the Bake NE area are summarized as follows:

o       9 quartz vein outcrops have been discovered and sampled.
o 4 of these 9 veins are associated with sulfide such as pyrite and arsenopyrite
o       8 of the quartz veins are parallel bedding veins.
o Analysis of gold content from two samples taken from Quartz vein No. 6 yielded 5.05 and 0.79 g/T. And two samples taken from Quartz vein No. 7 showed 4.98 and 0.97 g/T.
o       A detailed geological map of 1:2000 of Bake NE has been completed.

Bake - Zone 2 (adjacent and SW of RuiXin)

As is Zone 1, this zone is also an extension of RuiXin mine into the Bake territory except that it is located in the SW part of the RuiXin mine. As in the previous zone, several of the identified veins at RuiXin extend into Bake. The size of this zone is about 2 km(2), also along the axis of the anticline. Detailed geological, topographic and geochemical surveys are underway and the results are expected to be available towards the end of January, 2006.

Acquisitions

The second track that we are undertaking is to acquire producing (or near-producing) mines to provide immediate cash flow for us. To this end we incorporated a wholly owned Chinese corporate entity, Guiyang High Tech Meiya Investment Ltd., to undertake our acquisitions.

Also, in January 2005, we signed a letter of intent to enter into a Joint Venture with Xining Zhen Hai Enterprises Ltd., a Chinese mining company operating in the Province of Qinghai, China. The Joint Venture Company will be formed to acquire all the exploration and mining permits and property rights related to Zhen Hai's Mu Yang Gou Gold Mine project in Tong De County, Qinghai, China. Subject to certain terms and conditions, we will own 80% of the JV Company. And in February, 2005, Amingo signed a letter of intent to purchase up to 90% of a small gold mine adjacent to our Bake property. Both these letters of intent remain in the due diligence phase and are subject to further negotiations. No assurances can be given that they will materialize into definitive contracts or that we will obtain adequate financing to close these acquisitions.

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

Closing of this agreement has been delayed as the Company awaits the renewal of requisites licenses and permits.

In October 2005, we signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China that would acquire majority ownership of their Huaqiao gold mine.

Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will obtain rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaqiao gold property is located in the SE part of

Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date.

A geological survey and mapping of this area has been completed, and a total of 324 soil samples were taken on this portion of the grid. Analysis of the 324 soil samples from the Bake NE sub-division leads to the following observations:

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

Description of the Huaqiao Property

Location

The Huaqiao mine (a.k.a. the Tonggu Gold Deposit) is located about 22 kilometers south of the Town of Jinping with access by a year-round improved road. The geographic co-ordinates of the property are within Latitude 109 17'18" to 109 19'00" E, Longitude 26 31'00" to 26 34'36". Refer to maps 4 in the accompanying "map section" for geographic location of this mine. The property can be considered to be part of the SE Guizhou gold camp. (see Background geological information above) sericite slate, sandstone slate, tuff, and sandstone. These Proterozoic rocks underwent a greenschist phase metamorphism before the gold mineralization. Structurally, the deposits are located in a composite anticline, with Proterozoic rock in the center and Cambrian to Jurassic rocks in the lambs.

Geological Setting

The exposed bedrock in this property is from the Longli Formation subdivided in two sections. It consists of meta-sandstone and minor slate with a thickness of about 1700 meters and occupies the core of the anticline with some small outcrops of section 1 which contain gold bearing quartz veins. These veins occur in the hinge zone of the anticline with reverse faults containing sometime brecciated gold bearing quartz veins. The mineralization style is essentially bedding concordant quartz veins, however disseminated zones have been intercepted deeper.

The gold bearing quartz veins are massive with inter-layered host rocks, cavities, and visible gold. The typical mineralogical assemblage co-existing with gold is Pyrite-Arsenopyrite-Galena-Sphalerite.

Huaqiao Mine (Tonggu Gold Deposit)

The Huaqiao mine was discovered in the early 1990s and has operated since 1994. This mine covers an area about 0.7 km(2). Geologically it is located in the Shandong anticline and Tonggu shear zones. According to the geological data, this mine is composed of 7 major ore zones; from surface to deep party, the ore zones are: Nos. 1, 2, 3, 4, 5, 6, and Fx. Each ore zone consists of several gold bearing quartz veins.

Zones 1, 2, and 3 are located near the surface (about 100 to 150 meters in depth). Zone 4, 5, and 6 occur in the deeper part of the mine, below 200 m from the surface. The Fx ore zone was discovered during mining operations and is located from depth 200 to 400m. Most ore zones except Fx are parallel to the turbidite sedimentary bed, while the Fx ore zone crosses cut the bed. Ore zones nos. 1, 2, 3, and 4 have been mined and ore zone No. 6 remains. Part of ore zone Fx is mined out, and needs more work in the deep part of this ore zone.

The gold bearing quartz veins are 200 to 600 m in length and 0.1 to 1 m in width, and strike to deep part about 300 to 400 meters. The native gold is associated with quartz, pyrite and minor arsenopyrite. In most cases, visible gold is seen in the quartz veins, creating a nugget effect and alternately high and low average gold grades. The ore mineral selecting process is very simple, safe and environmentally friendly.

The total resources of the Huaqiao mine, as quoted by local Geologists, are about 9.3 tonnes (300,000 ounces) of gold and the maximum grade ranges from 40 to 100 g/T, with average gold grades of 5-10 g/T. An estimated 320,000 ounces of gold have been produced from the year 1994 to 2004, with a balance of mine-able resources of about 225,000 ounces of gold. (These figures are not yet confirmed by EDLT). It is expected that ore will be extracted from the deeper part of the mine, from the M6 vein, in late 2006.

Additionally, and quite importantly, detailed geological surveys are underway, and with new technology in use, the likelihood is strong that these resource estimates will be increased. As well, exploration is being planned in the NE part of the mine in an area of approximately 10 km(2).

Operations at the mine are currently run by a private company.

Independent Assessment of Resources

A technical resource and reserve report of the Huaqiao mine is currently being completed by BETA, Inc. of Connecticut, USA, following 43-101 guidelines. The report consists of an audit of the exploration and modeling work conducted by the #103 Geologic Team of Guizhou province, China, including:

o       the underlying geologic model;
o       data collection and verification methods;
o       sampling and assaying procedures; and
o       resource and reserve computation methodologies.

BETA personnel visited the Huaqiao mine site and met with the mine's technical personnel and consultants in order to obtain the necessary information for the study, which is to be released in 2006. It is expected that mineral estimate statements will be classified as inferred resources and possible reserves. Further work including underground mapping, systematic sampling and subsequent drill testing will likely increase resources and reserves significantly, and also allow reclassification to higher confidence levels.

Terms of Acquisition

As indicated above, we have signed a definitive agreement with Huaqiao Gold Mines to acquire 77% of the mine and all related plant and equipment.

Under the terms of the agreement, Guiyang High Tech Meiya Investment (thus EDLT) will be required to inject $500,000 over three months, to built new shafts, upgrade the safety of the mine, improve on environmental considerations and modernize the mining process. The total estimated investment required to complete the acquisition, expand and upgrade the mine is approximately $2,000,000. In addition, EDLT will acquire rights to explore and mine an additional one km(2) of prospective land situated to the NE side of the existing mine, with an option to increase this to 10 km(2).

We have adequate funding in hand to proceed with this acquisition and anticipate integration of the mining operation into our Company by late summer 2006.

Other Work-in-progress

Amingo has negotiated for several other potential joint ventures, and is currently conducting further discussions towards joint venture contracts and agreements. Amingo has determined that these projects have an average cost of production of less than $225 per ounce. Gold mined at these cost levels allow for profitable operations, even under depressed gold price conditions. To realize these projects, we will require at least $10 million of financing over the next five years. Our aim to establish at least three to five gold production plants by the fifth year of operation. There are no assurances that the funding will be realized and these goals will be attained.

Employees

We currently have three full time employees, one who is also a member of senior management and two management personnel in China. None of our employees are represented by a labor union. We believe that relations with our employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's mineral properties are described above in Item 1.

The Company maintains its corporate offices at Suite 600, 447 St-Francis Xavier Montreal, Quebec, Canada where we have approximately 500 square feet at a monthly rental of $3,500 including all utilities, secretary services and applicable taxes. We had not paid them since July 2003. We settled this debt through the issuance of 60,000 common shares of our stock.

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

PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The common shares of the Company commenced quotation the NASD Bulletin Board on August 24, 2001, under the ticker symbol AVIC. Subsequent to the merger and name change, our trading symbol was changed to EDLT.

Market data as at March 31, 2005

           Historical               High            Low       Close
           -----------              -----           ----      -----
              2006 Q1               $1.18           0.69       0.72
              2005 Q4               $1.03           0.67       0.74
              2005 Q3               $1.10           0.37       0.97
              2005 Q2               $0.79           0.57       0.64
              2005 Q1               $0.88           0.55       0.72
              2004 Q4               $0.60           0.32       0.60
              2004 Q3               $0.48           0.30       0.35
              2004 Q2               $0.46           0.20       0.43
              2004 Q1               $0.25           0.10       0.23
              2003 Year             $0.20           0.06       0.14

(b) Holders

As of December 31, 2005, we had 45,101,326 shares of its Common Stock outstanding, held by approximately five hundred shareholders of record.

Of the 45,101,326 shares of common stock outstanding, 28,689,575 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

As at December 31, 2005, the Company had 17,620,267 warrants, issued and outstanding, at various exercise prices ranging from $0.10 to $0.75 per share.

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

(d) Recent Sale of Unregistered Securities

During the nine months ended December 31, 2005, we issued the follow shares of common stock:

We sold 2,859,751 shares for a total cash receipt of $1,202,850, net commissions of $35,000, to a group consisting of two accredited investor and several foreign investors. These shares were sold exempt from registration under Regulation D Rule 506 and/or under Regulation S promulgated under the Securities Act of 1933.

We issued a total of 1,866,000 shares valued at $1,346,490 for services. No commissions were paid. All these shares were issued either to non-U.S. persons in an off shore transaction that was exempt from registration under Regulation S or to U.S. persons exempt from registration by Section 4(2) of the Act.


ITEM 6. PLAN OF OPERATIONS AND MANAGEMENT DISCUSSION AND ANALYSIS

Selected Financial Data

The following selected financial data for the nine months ending December 31, 2005 and the twelve months ended March 31, 2005 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

                                                                                        For the period
                                                                                        March 4, 1999
                                                  Nine months       Twelve months       (inception of
                                                     ended              ended         development stage)
                                               December 31, 2005    March 31, 2005   to December 31, 2005
                                               -----------------  -----------------  --------------------

   Total revenues                              $               -  $               -  $             86,544
   Total expenses                                      3,287,542         10,244,840            14,813,205
   Net operating loss                                 (3,287,542)       (10,244,840)          (14,726,661)
   Operating loss per share                                (0.08)             (0.34)                  n/a

Balance Sheet Data:
                                               As of December 31, 2005
                                               -----------------------
Working Capital                                $               564,120
Total Assets                                                   886,519
Total Liabilities                                              332,399
Stockholders' Equity                                           564,120

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

Revenues and Cash Position

During the nine months ending ended December 31, 2005 and in the twelve months ended March 31, 2005 we had no income. As of December 31, 2005, our cash position was $735,974 compared to $835,183 as of March 31, 2005.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the nine month transition period ended December 31, 2005 approximated $25,000, and included management salaries, office overhead, professional fees, travel, business entertainment, equipment and insurance.

Officer and director compensation expenses were $6,000 for the nine months ended December 31, 2005 compared to $138,374 for the twelve months ended March 31, 2005.

A large portion of our expenses was in stock based compensation amounting to $1,346,490. These amounts were paid in stock as finder's fees for the several agreements that were entered into during the nine months ended December 31, 2005 and to several geological, financial and management consultants. Further, In October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd ("Beijing TianMeng") to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract Guizhou-Amingo agreed to pay 8,500,000 RMB towards the future costs of work contemplated at the site. 7,000,000 RMB was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB was paid in January 2006.

We currently rent a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement. As of April 1, 2005, the owner of our leased office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

During the nine months transition period ended December 31, 2005, the Company incurred an operating loss of $3,287,542 as compared to $10,244,840 for the twelve months ended March 31, 2005. And at December 31, 2005, end, the Company had an overall operating loss of $14,726,661 during its development stage.

Operating loss per share was $0.08 for the nine months ended December 31, 2005 as compared to $0.34 for the twelve months ended March 31, 2005.

Plan of Operations

Overall, during 2006, the Company's emphasis will be to:

a. define the mineral resources and reserves in the Jiaoyun zone of the core property (Bake) in accordance with US/Canadian reporting standards;

Although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following:

b.    map, sample and plan drill program at Huaqiao;
c. develop plan to modernize (including addressing environmental and safety issues) the facilities at Huaqiao and expand capacity;

Additional plans are:
d.    make the described property acquisitions and seek other acquisitions;
e. consolidate the acquisitions by integrating them into the Company's Chinese operations;
f. define and undertake a significant drilling program to fuel internal growth from the properties.

Bake - Jiaoyun

Surface mapping has been completed for an 8 square kilometer area of interest lying within the 85 square kilometer Bake-Jiaoyun concession. The objective of the next phase is to focus activities on the most promising of the many mineralization zones that have been mapped within different sectors of the mapped portions of the property, while completing the surface mapping of the remaining 2 square kilometer area of interest.

The company will conduct geophysical analysis as well as trenching and drilling campaigns to determine/verify the grades and thickness of the zones that are predicted in resource models and preliminary exploration results.

The company intends to:
a.    assess and prioritize the potential of known mineralized zones;
b.    explore the high priority deposits;
c.    prepare resource estimates to US/Canadian standards; and
d. substantially increase our measured and indicated (proven and probable) gold resource and reserve base.

Bake - Zone 1 (NE Ruixin) and Zone 2 (SW Ruixin)

RuiXin has identified at least 7 veins on their property, which protrude into the Bake territory both at their head and tail ends. The immediate activities underway in these two areas are surface mapping programs, intended to determine the extent that these seven veins continue into the Bake claim. Drilling plans will be based on the results of the ongoing scoping study. The goal is to prioritize the potential of known mineralized zones, explore the high priority deposits, and prepare resource estimates to US/Canadian standards.

Upon successful determination of the resources in these two zones (1 and 2), preparatory work for the sizing of the future gold extraction plan will continue. This program should yield additional proven/probable reserves in the short term.

It is believed by the company that there is a high likelihood that mine development planning will commence in this area within the year.

Huaqiao

As indicated earlier, that although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has by budgeting and planning activities at the existing mine site.

Huaqiao is an operating gold mine with a maximum daily throughput of 100-150 tonnes per day. The historical mine operational procedures and mine records are not sufficient to show production statistics such as daily tonnes processed, grade, recovery etc. Nevertheless, the operation was sufficiently successful to have purchased and installed a new, state of the art mill in 2003 consisting of:
2-stage crushing; ball mill, thickener, 12 flotation cells, and 2 gravity shaker tables. This mill was operated for a short time, but stopped about two months after the trainers departed due to a lack of familiarity by the owners, who went back to using the shaker tables as before. The mining underground is not well developed, and while underground maps are available, there is no recent geologic mapping or model of the veins as encountered. Also lacking is regular sampling of the veins to indicate continuity of grade along the vein.

If the acquisition is succeessful, East Delta intends to do the following in 2006:

o     Complete surface survey over an additional 0.4 km2;
o     Complete underground geologic mapping of all veins;
o     Create new geologic model for resource/reserve estimation;
o     Establish a systematic sampling regime for exploration and mining;
o     Based on results from the mapping, model and sampling, plan drill holes.
o     Begin surface facility training for flotation mill in February 2006;
o     Determine most suitable mining method for maximizing extraction;

o     Train operators in underground mining methods;
o     Address tailings disposal concerns;
o     Assess the need to add labor living quarters;
o     Purchase and install additional production equipment as required; and
o     Assess and streamline management reporting structure.

The above activities should build upon the proven gold reserves on this property offering the option to increase future ore production from 150 t/d to 300 t/d.


Risk Factors

An investment in East Delta Resources common shares involves a high degree of risk including, but not necessarily limited to, the risks described below.

EXPLORATION.

The Company is principally engaged in late-stage exploration, development and mining of mineral resources. The Company faces all the uncertainties and risks associated with this industry. The Company, while making every effort to mitigate these unknowns, cannot be assured it that all its properties will contain recoverable or profitable ore bodies or that the life expectancy of some of its acquired producing mines will be as long and profitable as indicated.

SPECULATIVE NATURE OF COMPANY'S PROPOSED MINING OPERATIONS.

As this is the Company's first foray into the business of silver mining, the Company has a very limited experience upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire silver mining properties or interests therein that ultimately have probable or proven silver reserves,
(ii) sell such silver mining properties or interests to strategic partners or third parties or commence mining of silver, (iii) produce and sell silver at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives. Furthermore, the search for silver as a business is extremely risky. The Company cannot provide any assurances that the silver mining interests that it acquires will contain commercially exploitable reserves of silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The current price of an ounce of silver is approximately $11.08. The price of silver has increased over the past few years thereby contributed to the renewed interest in silver mining. However, the price of silver fluctuates, and in the event that the price of silver falls, the interest in the silver mining industry may decline and the value of the Company's business could be adversely affected.

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

(b) Legal System. Many laws and regulations in the PRC are promulgated on broad principles. The PRC government has gradually laid down implementation rules and has continued to refine and modify such laws and regulations. As the PRC legal system develops, the promulgation of new laws or refinement and modification of existing laws may affect foreign investors. The general effect of legislation since 1982, when the National People's Congress amended the c onstitution to authorize foreign investment, has been to enhance significantly the protection afforded to foreign investment enterprises in the PRC. However, there can be no assurance that future changes in the legislation or the interpretation thereof will not have an adverse effect on the Company.

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

DEPENDENCE ON KEY PERSONNEL.

The success of the Company depends in large part upon the continued successful performance of its current officers and directors for the continued research, development, and operations of the Company. Although the Company has employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if current management and key personnel fail to perform any of their duties for any reason whatsoever, the ability the Company to market, operate and support its systems will be adversely affected. While the Company is located in areas where the available pool of people is substantial, there is significant competition for qualified personnel.

NO REVENUE AND MINIMAL ASSETS.

The Company presently does not have any revenues, nor does it anticipate operating income in the near future. Ultimately, the Company hopes to derive revenues from the producing silver mines in Guadalupe, Durango, Mexico. In addition, the Company may obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

NO DIVIDENDS.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

LOW LIQUIDITY.

Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
   EAST DELTA RESOURCES CORP.
   (a development stage company)
   Montreal, Quebec, Canada


We have audited the accompanying consolidated balance sheet of East Delta Resources Corp., (a development stage company), as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 2005, the year ended March 31, 2005 and the period from March 4, 1999 (Inception) through December 31, 2005. These consolidated financial statements are the responsibility of East Delta's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of East Delta as of December 31, 2005 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that East Delta will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, East Delta has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, errors resulting from not applying derivative accounting in 2005 were discovered by management in 2006. Accordingly, adjustments have been made as of March 31, 2005, to correct these errors.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 16, 2006

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005




                                     ASSETS

Current assets:
         Cash                                                                            $        735,974
         Loan receivable                                                                          150,545
                                                                                         ----------------

Total current assets                                                                     $        886,519
                                                                                         ================





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued liabilities                                        $        172,399
         Note payable - related party                                                             150,000
                                                                                         ----------------

  Total current liabilities                                                                       322,399
                                                                                         ----------------



Commitments and contingencies                                                                           -



Stockholders' equity:
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 45,101,326 shares
              issued and outstanding                                                                4,510
         Additional paid-in-capital                                                            22,697,589
         Minority interest in subsidiary                                                          299,940
         Deficit accumulated during the development stage                                     (22,437,919)
                                                                                         ----------------

  Total stockholders' equity                                                                      564,120
                                                                                         ----------------

Total liabilities and stockholders' equity                                               $        886,519
                                                                                         ================





               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPRATIONS
                   For the nine months ended December 31 2005,
        twelve months ended March 31, 2005 and Period from March 4, 1999
           (Inception of Development Stage) Through December31, 2005




                                                                                        For the period
                                                                     (Restated)         March 4, 1999
                                                  Nine months       Twelve months       (inception of
                                                     ended              ended         development stage)
                                               December 31, 2005    March 31, 2005   to December 31, 2005
                                               -----------------  -----------------  --------------------
Revenues:
   Consulting                                  $               -  $               -  $             86,544
                                               -----------------  -----------------  --------------------

   Total revenues                                              -                  -                86,544
                                               -----------------  -----------------  --------------------

Expenses:
   Officer and director
     compensation                                          6,000            138,374               393,255
   Consulting and professional                         1,552,706          4,833,820             7,125,940
   General and administrative                          1,728,836          5,272,646             7,294,010
                                               -----------------  -----------------  --------------------

   Total expenses                                      3,287,542         10,244,840            14,813,205
                                               -----------------  -----------------  --------------------

Operating loss                                        (3,287,542)       (10,244,840)          (14,726,661)
                                               -----------------  -----------------  --------------------

   Loss on derivative liabilities                     (2,153,344)        (5,570,154)           (7,723,498)
   Other income (expense)                                (11,310)                 -                11,680
   Minority interest                                         560                  -                   560
                                               -----------------  -----------------  --------------------

Net loss                                       $      (5,451,636) $     (15,814,994) $        (22,437,919)
                                               =================  =================  ====================



Net income (loss) per share
   Basic and diluted                           $           (0.13) $           (0.52)                  N/A

Weighted average shares outstanding
   Basic and diluted                                  42,462,560         30,522,266                   N/A






               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
         Period from March 4, 1999 (Inception) Through December 31, 2005


                                                                                     Deficit
                                                                                   Accumulated
                                  Common Stock     Additional                        During
                                  ------------      Paid-in  Subscription Minority Development
                                Shares     Par      Capital   Receivable  Interest    Stage        Total
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, March 4, 1999                - $     - $          - $        - $       - $          - $          -
Shares issued
 - for cash                   10,778,000   1,078      232,333     (2,980)        -            -      230,431
 - for services                  843,000      84       84,216          -         -            -       84,300
Net loss                               -       -            -          -         -     (192,331)    (192,331)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, December 31, 1999   11,621,000   1,162      316,549     (2,980)        -     (192,331)     122,400
Shares issued
 - for services                  600,000      60       59,940          -         -            -       60,000
Collection on subscription             -       -            -      2,980         -            -        2,980
Net loss                               -       -            -          -         -     (161,111)    (161,111)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, December 31, 2000   12,221,000   1,222      376,489          -         -     (353,442)      24,269
Shares issued
 - for services                1,000,000     100       99,900          -         -            -      100,000
Net loss                               -       -            -          -         -     (164,782)    (164,782)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, December 31, 2001   13,221,000   1,322      476,389          -         -     (518,224)     (40,513)
Shares issued
 - for services                2,000,000     200      222,800          -         -            -      223,000
Net loss                               -       -            -          -         -     (232,016)    (232,016)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, December 31, 2002   15,221,000   1,522      699,189          -         -     (750,240)     (49,529)
Shares issued
 - for services                4,500,000     450      202,386          -         -            -      202,836
Cancellation of shares        (4,500,000)   (450)    (202,386)         -         -            -     (202,836)
Net loss                               -       -            -          -         -     (104,382)    (104,382)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, December 31, 2003   15,221,000   1,522      699,189          -         -     (854,622)    (153,911)
Common stock subscribed          100,000      10       11,990          -         -            -       12,000
Warrants issued for services           -       -      300,000          -         -            -      300,000
Net loss                               -       -            -          -         -     (316,667)    (316,667)
                            ------------ ------- ------------ ---------- --------- ------------ ------------

Balances, March 31, 2004      15,321,000   1,532    1,011,179          -         -   (1,171,289)    (158,578)
Shares issued
 - to acquire Omega           11,366,250   1,137    4,886,350          -         -            -    4,887,487
 - for services                6,569,575     657    3,085,585          -         -            -    3,086,242
 - for cash                    7,118,750     712    1,220,791          -         -            -    1,221,503
Warrants and options issued
 - for services                        -       -    2,255,040          -         -            -    2,255,040
Transition of instruments
  from equity to liabilities           -       -   (3,526,285)         -         -            -   (3,526,285)
Net loss                               -       -            -          -         -  (15,814,994) (15,814,994)
                            ------------ ------- ------------ ---------- --------- ------------ ------------
Balances, March 31, 2005
              (restated)      40,375,575   4,038    8,932,660          -         -  (16,986,283)  (8,049,585)
Shares issued
  - for services               1,866,000     187    1,346,303          -         -            -    1,346,490
  - for cash                   2,859,751     285    1,167,565          -         -            -    1,167,850
Sale of minority interest              -       -            -          -   300,500            -      300,500
Warrants issued for services           -       -      283,478          -         -            -      283,478
Transition of instruments
  from liabilities to equity           -       -   10,967,583          -         -            -   10,967,583
Net income                             -       -            -          -      (560)  (5,451,636)  (5,452,196)
                            ------------ ------- ------------ ---------- --------- ------------ ------------
Balances, December 31, 2005   45,101,326 $ 4,510 $ 22,697,589 $        - $ 299,940 $(22,437,919)$    564,120
                            ============ ======= ============ ========== ========= ============ ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine months ended December 31 2005; the twelve months ended
                  March 31, 2005 and Period from March 4, 1999
           (Inception of Development Stage) Through December 31, 2005



                                                                                             For the period
                                                                          (Restated)         March 4, 1999
                                                       Nine months       Twelve months       (inception of
                                                          ended              ended         development stage)
                                                    December 31, 2005    March 31, 2005   to December 31, 2005
                                                    -----------------  -----------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $      (5,451,636) $     (15,814,994) $        (22,437,919)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Loss on derivative liabilities                     2,153,344          5,570,154             7,723,498
         Stock issued for services                          1,346,490          7,816,042             9,629,832
         Warrant / option expense                             283,478          1,972,840             2,556,318
         Minority Interest                                       (560)                 -                  (560)
         Changes in assets and liabilities:
           Accounts payable and accrued liabilities           101,870            (97,273)              172,399
                                                    -----------------  -----------------  --------------------

CASH USED IN OPERATING ACTIVITIES                          (1,567,014)          (553,231)           (2,356,432)
                                                    -----------------  -----------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received from purchase of Omega
     with common stock                                              -            157,687               157,687
                                                    -----------------  -----------------  --------------------

CASH PROVIDED BY INVESTING ACTIVITIES                               -            157,687               157,687
                                                    -----------------  -----------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances to related party                                      -                  -               (53,000)
     Repayments from related party                                  -             28,000                53,000
     Loan to Sino Silver                                     (150,545)                 -              (150,545)
     Proceeds from related party loan                         335,000                  -               397,474
     Repayments of related party loan                        (185,000)           (34,828)             (247,474)
     Sale of minority interest in subsidiary                  300,500                  -               300,500
     Shares issued for cash, net of offering costs          1,167,850          1,221,503             2,634,764
                                                    -----------------  -----------------  --------------------

CASH PROVIDED BY FINANCING ACTIVITIES                       1,467,805          1,214,675             2,934,719
                                                    -----------------  -----------------  --------------------

NET CHANGE IN CASH                                            (99,209)           819,131               735,974
     Cash, beginning of period                                835,183             16,052                     -
                                                    -----------------  -----------------  --------------------

     Cash, end of period                            $         735,974  $         835,183  $            735,974
                                                    =================  =================  ====================



Cash paid for:
     Interest                                       $               -  $               -  $                  -
     Income Taxes                                                   -                  -                     -



               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND ACCOUNTING POLICIES

AVIC Technologies Ltd. was incorporated in Delaware on March 4, 1999. AVIC initially intended to participate in the building industry in China and other countries of Asia, however for various reasons, its business in China has stagnated and therefore its Board has decided that it was in the best interests of the stockholders to seek other opportunities. On June 30, 2004, AVIC acquired all of the shares of Omega Resources, Inc.(formerly East Delta Resources Corp.) and changed its own name to East Delta Resources Corp. East Delta is a mining company in the exploration stage. See Note 3 for details.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of East Delta, its wholly owned subsidiaries, Omega and Amingo Resources, Inc., its majority owned subsidiary, Sino Canadian Metals, Inc. (Sino Canadian) and its majority owned subsidiary, Guizhou Amingo Resources, Inc. (Guizhou) which is a Chinese Sino-foreign joint venture limited liability company. All significant inter-company accounts and balances have been eliminated in consolidation. With respect to East Delta's investments in Guizhou, East Delta has not presented a minority interest in the accompanying consolidated financial statements because its joint venture partners are not responsible for funding operating deficits. If Guizhou generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by Guizhou to the extent that their minority interest balances are positive.

Change of Year End
------------------

In January 2006, East Delta changed its fiscal year end to December 31 from March 31.

Restatements
------------

Restatements of March 31, 2005 were made. See note 11 for details.

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

Reclassifications
-----------------

Certain amounts in the financial statements for the period from April 30, 2004 through March 31, 2005 and the cumulative consolidated financial statements have been reclassified to conform to 2005 consolidated financial statement presentation.

Foreign Currency Translation
----------------------------

The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates, which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the nine months ended December 31, 2005 and the year ended March 31, 2005.

Basic and Diluted Net Loss per Share
------------------------------------

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine months ended December 31, 2005 and for the year ended March 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

                                                                                       For the period
                                                                                        March 4, 1999
                                                  Nine months       Twelve months       (inception of
                                                     ended              ended         development stage)
                                               December 31, 2005    March 31, 2005   to December 31, 2005
                                               -----------------  -----------------  --------------------

Net loss as reported                           $      (5,451,636) $     (15,814,994) $        (22,437,919)
  Add: stock based compensation determined
       Under intrinsic value-based method                      -             84,000                84,000

  Less: stock based compensation determined
       under fair value - based method                         -           (175,000)             (175,000)
                                               -----------------  -----------------  --------------------

Pro forma net loss                             $      (5,451,636) $     (15,905,994) $        (22,528,919)
                                               =================  =================  ====================

Basic and diluted net loss per common share:

As reported                                    $           (0.13) $           (0.52)                  N/A
Pro forma                                                  (0.13)             (0.52)                  N/A


The weighted average fair value of the stock options granted during the twelve months ended March 31, 2005 was $0.25. Variables used in the Black-Scholes option-pricing model include (1)2% risk-free interest rate, (2) expected option life 5 years end, (3) expected volatility is 123.10% and (4) zero expected dividends.

Derivative financial instruments
--------------------------------

East Delta does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. East Delta evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, East Delta uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. East Delta's ability to continue as a going concern must also be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. As shown in the accompanying consolidated financial statements, East Delta incurred recurring operating losses of $3,287,542 for the nine months ended December 31, 2005 and $10,244,840 for the year ended March 31, 2005 and has an accumulated deficit of $22,437,919 as of December 31, 2005.

These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - PURCHASE OF OMEGA

On June 30, 2004, East Delta acquired 100% of the outstanding membership interests of Omega. Omega was initially incorporated in Delaware and intended to engage in the business of gold exploration, development and production in China. Through the acquisition of Omega, East Delta has entered China for its mineral exploration business.

The aggregate purchase price was 11,366,250 shares of East Delta's common stock valued at $4,887,487, which has been expensed during fiscal 2005. The value of the 11,366,250 common shares issued was determined based on the market price of East Delta's common shares on the date of the acquisition.

Since Omega remained a development stage company from its inception through the date of the acquisition, there are no operations to date, and since at the time of the acquisition its management team consisted of its principal assets, the transaction has not been accounted for as a business combination, but rather as a purchase of the net assets acquired.

NOTE 4 - LOAN RECEIVABLE

On December 28, 2005, Sino Canadian loaned Sino Silver Corp. $150,000 in a term loan that is due April 28, 2006 with a rate of interest of 2% of the outstanding balance per month, or fraction thereof. Sino Silver's exploration properties in China were pledged as collateral to the loan. In addition to the monthly interest, Sino Canadian is to receive 100,000 common shares of Silver Dragon Resources (trading symbol: SDRG) when the loan matures. As of May 16, 2006, the principal amount and the share payment were still owing to Sino Canadian.

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

During the year ended March 31, 2005, East Delta issued 30,000 shares of its common stock valued at $11,100 and 500,000 warrants valued at $60,000 to purchase common shares to its President as consideration for services rendered during the year.

During the nine months ended December 31, 2005:

 - East Delta received total advances of $35,000 from a related party to fund its operations. These advances are due on demand, bear no interest and are unsecured. The entire $35,000 was repaid in December 2005.

 - East Delta borrowed $300,000 from a related party under a term note. This note was due on November 15, 2005, bears 12% interest per annum and is unsecured. East Delta repaid $150,000 on this related party loan. The remaining balance of $150,000 was paid subsequent to year-end.

NOTE 6 - CONSOLIDATION OF SINO CANADIAN METALS, INC

In April 2005, East Delta incorporated a subsidiary in Delaware under the name Sino-Canadian Metals Inc. After the incorporation:

     - Sino Canadian issued 200,000 shares of common stock in June 2005 valued at $20 to its founder.
     - Sino Canadian issued 2,200,000 shares of common stock in June 2005 valued at $220 to consultants for their services.
     - Sino Canadian sold 1,752,500 shares of common stock in July and August 2005 for cash of $300,500.

In August 2005, East Delta transferred all base metal agreements, options, and other such assets related to one of its nickel projects in China to Sino Canadian in exchange for 6,500,000 shares of common stock from Sino Canadian. These shares were valued at $650. East Delta became a 61% owner of Sino Canadian as a result of this transaction.


NOTE 7 - INCOME TAXES

East Delta uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the nine months ended December 31, 2005 and the year ended March 31, 2005, East Delta incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,300,000 at December 31, 2005, and will expire in the years 2019 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                      $     782,000
                    Less: valuation allowance                      (782,000)
                                                              -------------
                  Net deferred tax asset                      $           -
                                                              =============

NOTE 8- COMMON STOCK

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

   - East Delta issued 6,569,575 shares of common stock to consultants for their services. These shares were valued and recorded at $3,086,242.

 - East Delta sold 7,118,750 shares of common stock and 1,940,000 warrants to purchase common stock to several investors for total proceeds of $1,221,503. The relative fair value for the warrants is $285,275.

During the nine months ending December 31, 2005:

   - East Delta issued 1,866,000 shares of common stock to consultants for their services. These shares were valued and recorded at $1,346,490.

   - East Delta sold 2,859,751 shares of common stock for cash of $1,202,850. East Delta paid $35,000 to its broker as the offering cost.

NOTE 9 - WARRANTS AND OPTIONS

During the three months ended March 31, 2004, East Delta granted several consultants 3,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $.10 and expire on January 31, 2009. The fair value of these warrants was $300,000 which has been expensed.

During the year ended March 31, 2005:

 - East Delta granted its President 500,000 options to purchase East Delta's common stock. These options are exercisable immediately at $.20 and expire in October 2007. The intrinsic value of these options was $60,000 which has been expensed.

   - East Delta granted several consultants 7,840,500 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 5,200,000 shares at $2, 200,000 shares at $.3, 1,288,000 shares at $.4, 500,000 shares at $.5, 452,500 shares at $.6 and
200,000 shares at $.75. These warrants expire in the period July 2007 through February 2010. The fair value of these warrants was $1,912,840 which has been expensed.

   - East Delta granted several investors 1,940,000 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 1,700,000 shares at $.5 and 240,000 shares at $.75. These warrants expire in the period October 2007 through February 2010. The relative fair value of these warrants was $285,275.

During the nine months ending December 31, 2005:

   - East Delta granted several consultants 700,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $.60 per share and expire on February 28, 2007. The fair value of these warrants was $283,478 which has been expensed.

   - East Delta granted four investors 406,417 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at $.75 per share and expire in the period February 2007 through February 2010. The relative fair value of these warrants was $75,975.

   - East Delta granted two investors 2,200,000 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at the exercise prices from $0.55 to $0.75 per share and expire in August 2008. The relative fair value of these warrants was $304,363.

   - East Delta granted two investors 1,533,350 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately; 1,500,000 warrants at $.60, 33,350 warrants at $.75 per share, all which expire on December 31, 2008. The relative fair value of these warrants was $268,915.

Summary information regarding options and warrants is as follows:

                                                        Weighted                            Weighted
                                                        Average                             Average
                                                        Exercise                            Exercise
                                       Options            Price           Warrants            Price
                                      ---------         --------         ----------         --------

Three months ended March 31, 2004:
  Granted                                     -         $      -          3,000,000         $   0.10
                                      ---------         --------         ----------         --------
Outstanding at March 31, 2004                 -                -          3,000,000             0.10

Year ended March 31, 2005:
  Granted                               500,000             0.20          9,780,500             0.35
                                      ---------         --------         ----------         --------
Outstanding at March 31, 2005           500,000         $   0.20         12,780,500         $   0.29

Nine months ended December 31, 2005:
  Granted                                     -                -          4,839,767             0.61
                                      ---------         --------         ----------         --------
Outstanding at December 31, 2005        500,000         $   0.20         17,620,267         $   0.38
                                      =========         ========         ==========         ========

Options and warrants outstanding and exercisable as of December 31, 2005:

Exercise    Remaining      Options        Options        Warrants       Warrants
Price         Life       Outstanding    Exercisable    Outstanding    Exercisable
--------    ---------    -----------    -----------    -----------    -----------
$0.20       5 years          500,000        500,000              -              -
 0.10       3 years                -              -      3,000,000      3,000,000
 0.20       2 years                -              -      5,200,000      5,200,000
 0.30       1.5 years              -              -        200,000        200,000
 0.50       2 years                -              -      2,988,000      2,988,000
 0.50       4 years                -              -        500,000        500,000
 0.55       2.5 years              -              -      1,000,000      1,000,000
 0.60       2.5 years              -              -      1,000,000      1,000,000
 0.60       4 years                -              -        452,500        452,500
 0.60       2 years                -              -        200,000        200,000
 0.60       5 years                -              -        500,000        500,000
 0.60       3 years                -              -      1,500,000      1,500,000
 0.75       3 years                -              -         33,350         33,350
 0.75       2 years                -              -        406,417        406,417
 0.75       4 years                -              -        440,000        440,000
 0.75       2.5 years              -              -        200,000        200,000
                         -----------    -----------    -----------    -----------
                             500,000        500,000     17,620,267     17,620,267
                         ===========    ===========    ===========    ===========

NOTE 10 - DERIVATIVES

East Delta evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments and concluded the outstanding warrants at March 31, 2005 were derivatives because East Delta did not have sufficient number of authorized shares to settle these warrants. East Delta is required to record the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as "Gain
(loss) on derivative liabilities." In October 2005, when East Delta exceeded their authorzied share amount, an adjustment to debit equity of $3,526,285 was recorded to reflect the transition from equity to derivative liabilities. The statement of operations for the year ended March 31, 2005 has been restated to reflect the impact of SFAS 133 and EITF 00-19.

In May 2006, East Delta received waivers from its warrant holders acknowledging that East Delta does not have sufficient authorized shares of common stock available to issue upon the exercise of all of East Delta's outstanding warrants and agreed not to request East Delta to exercise their warrants. These waivers expire at the earlier of December 31, 2006 or at such time as East Delta has amended its Certificate of Incorporation to permit the exercise of all outstanding warrants. At December 31, 2005, an adjustment to credit equity of $10,967,583 was recorded to reflect the transition from derivative liabilities to equity.

The impact on the statements of operations for the nine months ended December 31, 2005, the year ended March 31, 2005 and for the period from inception to December 31, 2005 is as follows:


                                                                                        For the period
                                                                                        March 4, 1999
                                                  Nine months       Twelve months       (inception of
                                                     ended             ended          development stage)
                                               December 31, 2005   March 31, 2005    to December 31, 2005
                                                                     (restated)
                                               -----------------  -----------------  --------------------
Loss on derivative liabilities                 $      (2,153,344)  $      (5,570,154) $        (7,723,498)


Variables used in the Black-Scholes option-pricing model include (1)2% risk-free interest rate, (2) expected option life 5 years end, (3) expected volatility is 123.10% and (4) zero expected dividends.


NOTE 11 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEEMENTS

Statement of operations for the year ended March 31, 2005 has been restated for the misstatement made for the derivatives in the originally prepared financials. See the summary and the note below:

                               Previously Increase
                                                     Stated        (Decrease)     Restatement
                                                  ------------    ------------    ------------
Expenses:
   Officer and director
     compensation                                 $    138,374    $          -    $    138,374
   Consulting and professional                       4,833,820               -       4,833,820
   General and administrative                        5,272,646               -       5,272,646
                                                  ------------    ------------    ------------
Total expenses                                      10,244,840               -      10,244,840
                                                  ------------    ------------    ------------

Gain (loss) on derivative liability                          -   (1)(5,570,154)     (5,570,154)
                                                  ------------    ------------    ------------

Net loss                                          $(10,244,840)   $ (5,570,154)   $(15,814,994)
                                                  ============    ============    ============
Net loss per share
   Basic and diluted                              $      (0.34)   $      (0.18)   $      (0.52)

Weighted average shares outstanding
   Basic and diluted                                30,522,226      30,522,226      30,522,226

Restatement note:

(1) To record the changes in the fair values of warrants determined as derivatives.

NOTE 12 - CHANGE OF YEAR END

In January 2006, the Board of Directors of East Delta decided to change the fiscal year end to December 31, from March 31. Following table summarizes the financial information for the twelve months ended December 31, 2005:

                                                  Three months      Nine months       Twelve months
                                                     ended             ended              ended
                                                 March 31, 2005   December 31, 2005  December 31, 2005
                                               -----------------  -----------------  -----------------

Expenses:
   Officer and director
     compensation                              $               -  $           6,000  $           6,000
   Consulting and professional                         1,897,420          1,552,706          3,450,126
   General and administrative                             17,680          1,728,836          1,746,516
                                               -----------------  -----------------  -----------------

   Total expenses                                      1,915,100          3,287,542          5,202,642
                                               -----------------  -----------------  -----------------

Operating loss                                        (1,915,100)        (3,287,542)        (5,202,642)
                                               -----------------  -----------------  -----------------

   Loss on derivative liabilities                     (1,334,745)        (2,153,344)        (3,488,089)
   Other income (expense)                                      -            (11,310)           (11,310)
   Minority interest                                           -                560                560
                                               -----------------  -----------------  -----------------

Net loss                                       $      (3,249,845) $      (5,451,636) $      (8,701,481)
                                               =================  =================  =================



NOTE 13 - INVESTMENTS IN JOINT VENTURES IN CHINA - GUIZHOU AMINGO RESOURCES, INC. AND OTHER AGREEMENTS

In February 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop a 85 square kilometer property in the county, and Amingo is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on Amingo's obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. In September 2004, East Delta's Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou's early stage preliminary exploration activities. As of December 31, 2005, Amingo has funded $850,000 of this amount and the remaining $150,000 must be funded by June 30, 2006. Amingo also contributed approximately $614,000, which is to be used for activities outside of the Joint Venture and accordingly, Amingo's net investment in China are approximately $1,464,000 at December 31, 2005. During the nine months ended December 31, 2005, Amingo recognized approximately $1,140,000 loss from its investment in China.

During the quarter ended September 30, 2005, Guizhou signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China ("Huaqiao Gold Mine") that would acquire majority ownership of the Huaqiao Gold Mine. In September 2005, Guizhou placed a deposit of $151,043 on this potential purchase.

Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will have rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine.

As of December 31, 2005, the acquisition has not been closed and the deposit of $151,043 had been expensed due to the uncertainty of the closing of the acquisition.

In June 2005 East Delta signed an agreement to enter into a joint venture, through its subsidiary, Sino-Canadian with a Chinese mining entity, Qinghai Jiahua Metal Development Co. Ltd. ("QJMD"). Under the terms of the agreement, the newly formed joint venture is to acquire all the exploration and production permits owned by QJMD related to the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province, northwest China. The agreement gives Sino-Canadian the exclusive right to earn up to 80% of this project, subject to an immediate investment of $300,000 into the joint venture. The funds are to be used to confirm the profitability and reserves of the property. Further, the agreement requires that East Delta assume the responsibility of raising all funding necessary to bring the property to the production stage.

In October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd ("Beijing TianMeng") to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract, Guizhou-Amingo agreed to pay 8,500,000 RMB, approximately $1,062,500, towards the future costs of work contemplated at the site. 7,000,000 RMB, approximately $875,000, was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB, approximately $187,500, was paid in January 2006.


NOTE 14 - COMMITMENTS

In April 2004, East Delta entered into a two-year agreement with a consultant. As consideration for services rendered, East Delta has agreed to pay the consultant a total of $250,000 over the term of the agreement. There is a remaining fee of $50,000 under this agreement due in May 2006.

East Delta uses office space provided by a director rent free under an oral agreement on a month to month basis.


NOTE 15 - SUBSEQUENT EVENTS

Unregistered Sales of Convertible Securities
--------------------------------------------

During the period between March 15, 2006 and May 2, 2006, East Delta sold an aggregate of 1,000,000 Euros in convertible debentures at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008.

Total proceeds to East Delta amounted to $1,152,478. The sale of the securities was done to non-resident foreign shareholders, exempt from registration under Regulation S of the Securities Act of 1933. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid relating to this issuance.

Potential Acquisition
---------------------

In March 2006, Sino-Canadian signed a letter of intent with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to develop a nickel-copper property covering an area of approximately 17 square kilometers. The property is located 160 kilometers southeast of XiNing, the capital of Qinghai Province in northwest China.

The proposed joint venture agreement calls for Sino-Canadian to initially deposit $300,000 into the project in order to obtain 80% equity ownership, with further exploration and development expenditure of up to $4.7 million within two years, upon receipt of positive preliminary results.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the nine months ended December 31, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiencies in our internal control related to derivative valuation, expense recognition and related party transactions. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with our auditors and other outside advisors respect to generally accepted accounting principles, providing additional training to ensure that our controls management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance and procedures are adequate increasing the frequency of internal financial statement review.

Our President has also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and has concluded that there were no significant changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.


ITEM 8B.  OTHER INFORMATION

Recent Acquisition

East Delta Resources Corp. has signed a definitive agreement with Huaqiao Gold Mines Company of China to acquire a majority interest in the latter's producing gold mine in Guizhou province in China.

Under the terms of the agreement, East Delta's subsidiary Amingo China will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to the new entity. In addition, the acquired company will acquire rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine.

The final closing of this acquisition is subject to an audit being completed of the acquired entity acceptable to all regulatory bodies.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT

Name                   Age           Position
----                   ---           --------
Victor Sun             63            President, CEO and Director since inception
Louis Ladouceur        64            Director since February, 2004
Felix Furst            59            Director since April, 2005

Officers and Directors:

During the nine months ended December 31, 2005, Mr. Felix Furst was appointed to the Board of Directors.

Victor I. H. Sun, Director, President and Chief Executive Officer will be acting as Chief Operating Officer and Chief Financial Officer until permanent replacements can be found.

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

Felix J. Furst, Director

Mr. Furst brings considerable experience in business administration. He graduated from commercial school in Zurich, Switzerland in 1964. He immigrated to Canada in 1969 and was than employed by Rehau a plastic manufacturing company. In 1974 he started Canplast, a manufacturer of thermoplastic edge-banding, products used in the making of furniture and case goods. Today Canplast is the leading manufacturer in all of the Americas with plants in Canada, USA, Mexico and sales office through out the Americas. Mr. Furst brings solid experience in manufacturing, administration and marketing. Canplast was eventually sold to Surteco AG, a competitor in 2004.

Currently, he is involved in various other commercial interests including real estate, distribution companies and in Oxsil, a company active in biochemical research and de-pollution. Mr. Furst is also on the Advisory Committee of Hewitt Equipment and BIO-K.

Directors serve until not re-elected at an annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and beneficial owners of more than ten percent of any class of Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending March 31, 2005, we became aware that 2 Directors, Mr. Victor Sun and Mr. Louis Ladouceur failed to make timely filings on Form 4 to report shares that they received through our acquisition of Omega resources. This as been rectified as the requisite Forms 4 are being filed concurrent with this filing. We have taken steps and implement procedures to forestall any recurrence of these oversights.

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

The Company has purchased and maintains insurance for the benefit of any director or officer that covers claims for which the Company could not indemnify such persons.

Code Of Business Conduct And Ethics For East Delta Resources and its
Subsidiaries

The Company and all its subsidiaries have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics has previously been filed as an exhibit to the prior year's 10KSB and a copy of the Code will be delivered, free of charge, to any shareholder requesting a copy.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


Name and
Principal Position                                     Other         Long-term
Compensation: Options            Year       Salary     Bonus        Compensation
------------------             --------    --------  --------      -------------

Victor I. H. Sun                 (1)      $  6,000     none            none
(President & CEO)


(1) Nine months ended December 31, 2005. No additional bonuses were awarded to him during the nine months ended December 31, 2005.

(c) Options/SAR Grants Table

None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

None.

(f) Compensation of Directors

Directors are to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2005, none of the above honorarium has been paid.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2005 regarding the beneficial ownership of the Company's Common Stock, $0.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares.

None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

     Name                                       Number of
                                               shares owned
                                               beneficially           % of total
                                               -------------          ----------

Felix Furst (1)                                   3,790,000             8.3

Victor Sun                                        1,851,000             4.1

Louis Ladouceur                                   1,460,000             3.2

All Directors and Officers                        7,101,000            15.6

(1) Mr. Furst's shares are held by his company F. Furst Enterprises Ltd.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the nine months ended December 31, 2005, East Delta received advances of $35,000, from a related party, for its operations. The advances are due on demand, bear no interest and are unsecured. East Delta borrowed $300,000 from a related party. This note is due on November 15, 2005, bears 12% interest per annum and is unsecured, but is being extended on a monthly basis. East Delta repaid loans of $185,000 to these related parties.


ITEM 13.  EXHIBITS

(a) List of exhibits

Exhibit No.    Description                                                      Location
----------------------------------------------------------------------------------------------------
21             List of Subsidiaries                                             Provided herein
31.1           Certification Pursuant to Section 302                            Provided herein
32.1           Certification Pursuant to 18 U.S.C. Section 1350                 Provided herein

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by our Auditors Fiscal Year 2005

During the twelve months ended December 31, 2005, Malone and Bailey of Houston provided various audit and audit related services to East Delta Resources. The fees associated with those services are as follows:

                                            December 31, 2005
                                            -----------------
Audit fees (1)                              $          87,900

Board of Directors has determined that the fees received by Malone and Bailey for professional services are compatible with maintaining Malone and Bailey's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 19, 2006                       By: /s/ Victor I.H. Sun
                                                 --------------------------
                                                 Victor I.H. Sun President,
                                                 Chief Operating Officer, Chief
                                                 Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor I.H. Sun                                       Date:    June 19, 2006
--------------------------------
Victor I.H. Sun, Director

/s/ Louis Ladouceur                                       Date:    June 19, 2006
--------------------------------
Louis Ladouceur, Director

/s/ Felix Furst                                           Date:    June 19, 2006
--------------------------------
Felix Furst, Director