Form 10QSB
period 2006-03-31
EAST DELTA RESOURCES CORP.
filed 2006-06-19
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2006.

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

                                 YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2006:

45,509,842 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

                                                                                                                 Page
PART I.                FINANCIAL INFORMATION

Item 1.                Consolidated Financial Statements (unaudited) ...............................................3

                       Consolidated Balance Sheets as of March 31, 2006 and
                       December 31, 2005. ..........................................................................3

                       Consolidated Statements of Operations for the three
                       months ended March 31, 2006 and 2005, and the period from
                       March 4, 1999 (Inception) to March 31, 2006 .................................................4

                       Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2006 and 2005, and the period from
                       March 4, 1999 (Inception) to March 31, 2006 .................................................5

                       Notes to Consolidated Financial Statements ..................................................6

Item 2.                Management's  Discussion  and  Analysis of  Financial  Condition  and
                       Results of  Operations or Plan of  Operations  (including  cautionary statement) ..................................................................................8

Item 3.                Controls and Procedures ....................................................................12

PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings ..........................................................................13

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds ................................13

Item 3.                Defaults Upon Senior Securities ............................................................13

Item 4.                Submission of Matters to a Vote of Securities Holders ......................................13

Item 5.                Other Information ..........................................................................13

Item 6.                Exhibits and Reports on Form 8-K ...........................................................13

                       Signatures .................................................................................14

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    ASSETS

                                                               March 31, 2006       December 31, 2005
                                                              -----------------     -----------------
Current assets:
    Cash                                                      $         457,306     $         735,974
    Prepaid expense                                                      19,012                     -
    Note receivable                                                     150,545               150,545
                                                              -----------------     -----------------

Total assets                                                  $         626,863     $         886,519
                                                              =================     =================





                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                  $         124,593     $         172,399
    Accounts payable - related party                                     25,000                     -
    Note payable - related party                                              -               150,000
                                                              -----------------     -----------------

    Total current liabilities                                           149,593               322,399

Convertible notes                                                       149,216                     -
                                                              -----------------     -----------------

Total liabilities                                                       298,809               322,399
                                                              -----------------     -----------------


Stockholders' equity
    Common stock, $0.0001 par value, 50,000,000
      shares authorized, 45,509,842 and 45,101,326
      shares issued and outstanding                                       4,551                 4,510
    Additional paid-in-capital                                       23,048,264            22,697,589
    Minority interest in subsidiary                                     304,940               299,940
    Deferred compensation                                               (86,500)                    -
    Deficit accumulated during the
      development stage                                             (22,943,201)          (22,437,919)
                                                              -----------------     -----------------

Total stockholders' equity                                              328,054               564,120
                                                              -----------------     -----------------

Total liabilities and stockholders' equity                    $         626,863     $         886,519
                                                              =================     =================

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three ended March 31, 2006 and 2005; and
           Period from March 4, 1999 (Inception of Development Stage)
                             Through March 31, 2006
                                  (unaudited)


                                                                                       For the period
                                                                      (Restated)        March 4, 1999
                                                  Three months       Three months       (inception of
                                                     ended              ended         development stage)
                                                  March 31, 2006    March 31, 2005    to March 31, 2006
                                               -----------------  -----------------  ------------------
Revenues:
   Consulting                                  $               -  $               -  $           86,544
                                               -----------------  -----------------  ------------------

   Total revenues                                              -                  -              86,544
                                               -----------------  -----------------  ------------------

Expenses:
   Officer and director compensation                           -                  -             393,255
   Consulting and professional                           264,250          1,717,055           7,390,190
   General and administrative                            246,442            198,045           7,540,452
                                               -----------------  -----------------  ------------------

   Total expenses                                        510,692          1,915,100          15,323,897
                                               -----------------  -----------------  ------------------

Operating loss                                          (510,692)        (1,915,100)        (15,237,353)

   Gain (loss) on derivative liabilities                       -         (1,334,745)         (7,723,499)
   Other income (expense)                                  5,411                  -              17,091
   Minority interest                                           -                  -                 560
                                               -----------------  -----------------  ------------------

Net loss                                       $        (505,281) $      (3,249,845) $      (22,943,201)
                                               =================  =================  ==================

Net loss per share
  Basic and diluted                            $           (0.01) $           (0.08)                N/A

Weighted average shares outstanding
  Basic and diluted                                   45,216,358         39,652,158                 N/A

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended March 31 2006 and 2005; and
           Period from March 4, 1999 (Inception of Development Stage)
                             Through March 31, 2006
                                  (unaudited)


                                                                                       For the period
                                                                                        March 4, 1999
                                                  Three months       Three months       (inception of
                                                     ended              ended         development stage)
                                                  March 31, 2006    March 31, 2005    to March 31, 2006
                                               -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                   $        (505,281) $      (3,249,845) $      (22,943,201)
    Adjustments to reconcile net loss to
    cash used in operating activities:
   (Gain) loss on derivative liabilities                       -          1,334,745           7,723,499
    Stock issued for services                            264,250          1,717,055           9,894,037
    Warrant / option expense                                   -            227,000           2,556,318
    Minority interest                                          -                  -                (560)
  Changes in assets and liabilities:
    Prepaid expenses and other receivables               (19,012)                 -             (19,012)
    Accounts payable and accrued liabilities             (47,851)          (263,117)            124,593
                                               -----------------   ----------------   -----------------

CASH USED IN OPERATING ACTIVITIES                       (307,894)          (234,162)         (2,664,326)
                                               -----------------   ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received from purchase
      of Omega with common stock                               -                  -             157,687
                                               -----------------   ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from (to) related party                      25,000              2,963             (28,000)
    Repayments from related party                              -                  -              53,000
    Loan to Sino Silver                                        -                  -            (150,545)
    Proceeds from related party loan                           -             47,000             397,474
    Repayments of related party loan                    (150,000)                 -            (397,474)
    Sale of minority interest in subsidiary                5,000                  -             305,500
    Shares issued for cash, net of
      offering costs                                          10            119,990           2,634,774
    Proceeds from convertible notes                      149,216                  -             149,216
                                               -----------------   ----------------   -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                     29,226            169,953           2,963,945
                                               -----------------   ----------------   -----------------

NET CHANGE IN CASH                                      (278,668)           (64,209)            457,306
    Cash, beginning of period                            735,974            899,392                   -
                                               -----------------   ----------------   -----------------

    Cash, end of period                        $         457,306   $        835,183   $         457,306
                                               =================   ================   =================

Cash paid for:
    Interest                                   $               -   $              -   $               -
    Income Taxes                                               -                  -                   -

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of East Delta Resources Corp., (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in East Delta's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.


Note 2 - STOCK-BASED COMPENSATION

Effective January 1, 2006, East Delta began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, East Delta had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. East Delta adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

During the quarter ended March 31, 2006 and 2005, East Delta did not grant any option to its employees.

East Delta adopted the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and net loss per share if East Delta had applied the fair value provisions of FAS 123, to stock-based employee compensation.

                                                                                       For the period
                                                                      (Restated)        March 4, 1999
                                                  Three months       Three months       (inception of
                                                     ended              ended         development stage)
                                                  March 31, 2006    March 31, 2005    to March 31, 2006
                                               -----------------  -----------------  ------------------

Net loss as reported                           $        (505,281) $      (3,249,845) $      (22,943,201)
  Add: stock based compensation determined
       Under intrinsic value-based method                      -                  -              84,000

  Less: stock based compensation
        determined under fair value - based
        method                                                 -                  -            (175,000)
                                               -----------------  -----------------  ------------------

Pro forma net income (loss)                    $        (505,281) $      (3,249,845) $      (23,034,201)
                                               =================  =================  ==================

Basic and diluted net loss per common share:

As reported                                    $           (0.01) $           (0.08)                N/A
Pro forma                                                  (0.01)             (0.08)                N/A


NOTE 3 - RELATED PARTY TRANSACTIONS

During the first quarter of 2006:

 - East Delta repaid its related party loan in the amount of $150,000.

 - East Delta received an advance of $25,000 from a related party to fund its operations. This advance is due on demand, bears no interest and is unsecured.


NOTE 4 - CONVERTIBLE NOTES

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

As at March 31, 2006, East Delta received 124,000 EUROS, approximately $149,216 from its investors. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. East Delta determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.


NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2006, East Delta issued 408,500 shares of common stock to consultants for their services. These shares were valued and recorded at their fair value of $264,205.


NOTE 6 - POTENTIAL ACQUISITION

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

In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop an 85 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau had approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As at September 30, 2004, our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou's early stage preliminary exploration activities. As of December 31, 2005, Amingo has funded $850,000 of this amount and the remaining $150,000 must be funded by June 30, 2006. Amingo also contributed approximately $614,000, which is to be used for activities outside of the Joint Venture and accordingly, Amingo's net investment in China are approximately $1,670,000 at March 31, 2006. To date Amingo recognized approximately $1,400,000 loss from its investment in China.

In late 2005, we had signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China ("Huaqiao Gold Mine") that would acquire majority ownership of the Huaqiao Gold Mine. In September 2005, Guizhou placed a deposit of $151,043 on this potential purchase. Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will have rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. As of March 31, 2006, the acquisition has not been closed and the deposit of $151,043 had been expensed due to the uncertainty of the closing of the acquisition.

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

In March 2006, our subsidiary, Sino-Canadian Metals signed a letter of intent with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to develop a nickel-copper property covering an area of approximately 17 square kilometers. The property is located 160 kilometers southeast of XiNing, the capital of Qinghai Province in northwest China. The proposed joint venture agreement calls for Sino-Canadian to initially deposit $300,000 into the project in order to eventually obtain 80% equity ownership, with further exploration and development expenditure of up to $4.7 million within two years, upon receipt of positive preliminary results. Due diligence on this potential acquisition is planned over the next six months.

Management Discussion and Analysis of Financial Condition

Readers are referred to the cautionary statement below that addresses forward-looking statements.

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 included in this Form 10-QSB and our recent 10-KSB filing for the nine months transition period ending December 31, 2005.

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues and Cash Position

During the three months ended March 31, 2006 and 2005, we had no income.

As at March 31, 2006, our cash position was $457,306 compared to $835,183 as at March 31, 2005.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations and the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

Operating Expenses and Net Loss

Our total expenses for the three months ended March 31, 2006 was $510,692, of which a large portion was in stock based compensation valued at $264,250. This amount was paid in common stock as finder's fees to compensate consultants in assisting us in several potential Chinese acquisition and for services related to investor relations. Total expenses compares to $1,915,100 paid in the three months ended March 31, 2005. Our general and administrative expenses for the three months ended March 31, 2006 amounted to $246,442. This compares to $198,045 for the three months ended March 31, 2005.

Our average monthly (recurring) expenses during these three months approximated US$30,000, and includes employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance.

No officer and director compensation expenses were paid for the three months ended March 31, 2006 and for the three months ended March 31, 2005.

We currently occupy a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement, rent free. As of April 1, 2005, the owner of our office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

During the three months ending March 31, 2006, the Company incurred an operating loss of $510,692 as compared to $1,915,100 for the three months ended March 31, 2005. As at March 31, 2006, we have a deficit accumulated during the development stage of $22,943,201.

Loss per share was $0.01 for the three months ended March 31, 2006 as compared to a loss per share of $0.08 for the three months ended March 31, 2005.

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

If the acquisition is closed, East Delta intends to do the following in 2006:

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

ITEM 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Report on Form 10-QSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the nine months ended December 31, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

Our President has also evaluated whether any change in our internal controls occurred during this quarter and has concluded that there were no significant changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

None.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2006, we issued 408,500 shares issued to various consultants for services rendered to us. These services were valued at $264,250. The stock was issued in transactions exempt from registration either under section 4(2) to U.S. persons or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933, 1933, as amended (the "Securities Act").

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

As at March 31, 2006, East Delta received 124,000 EUROS, approximately $149,216 from its investors.


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

    SIGNATURE                   TITLE                            DATE
    ---------                   -----                            ----
    Victor Sun                  President and CEO                June 19, 2006
    /s/ Victor Sun