Form 10QSB
period 2006-06-30
EAST DELTA RESOURCES CORP.
filed 2006-08-21
CIK 1093933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2006.

     [ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange

        Act for the transition period from ____________ to _____________.

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

                YES  [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2006.

                45,509,482 Common Shares

Transitional Small Business Disclosure Format:

                YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

                                                                                                         Page

PART I.    FINANCIAL INFORMATION                                                                          3

Item 1.    Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005                          3

           Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and the period from March 4, 1999 (Inception)
           to June 30, 2006                                                                               4

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2006 and 2005, and the period from March 4, 1999 (Inception)
           to June 30, 2006                                                                               5

           Notes to Consolidated Financial Statements                                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of                     9
           Operations or Plan of Operations (including cautionary statement)

Item 3.    Controls and Procedures                                                                        14



PART II.   OTHER INFORMATION                                                                              15

Item 1.    Legal Proceedings                                                                              15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                    15

Item 3.    Defaults Upon Senior Securities                                                                15

Item 4.    Submission of Matters to a Vote of Securities Holders                                          15

Item 5.    Other Information                                                                              15

Item 6.    Exhibits and Reports on Form 8-K                                                               15

           Signatures                                                                                     16

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                                   (unaudited)

                                     ASSETS

                                                                                                     2005
                                                                              2006                (restated)
                                                                          ------------           ------------
Current assets:
         Cash                                                             $  1,006,371           $    735,974
         Prepaid expense other current assets                                  113,765                     --
         Note receivable                                                       161,647                150,545
         Deferred financing costs, current portion                              38,117                     --
                                                                          ------------           ------------
Total current assets                                                         1,319,900                886,519

Deferred financing costs                                                        35,823                     --
                                                                          ------------           ------------
Total assets                                                              $  1,355,723           $    886,519
                                                                          ============           ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable and accrued liabilities                         $     91,557           $    172,399
         Note payable - related party                                           25,000                150,000
                                                                          ------------           ------------
Total current liabilities                                                      116,557                322,399

Convertible notes                                                            1,193,565                     --
                                                                          ------------           ------------
Total liabilities                                                            1,310,122                322,399
                                                                          ------------           ------------

Minority interest in subsidiary                                                100,814                103,743

Stockholders' equity (deficit)
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 45,509,842 and 45,101,326 shares
              issued and outstanding, respectively                               4,551                  4,510
         Additional paid-in-capital                                         23,247,511             22,893,786
         Deferred compensation                                                 (86,500)                    --
         Deficit accumulated during the development stage                  (23,220,775)           (22,437,919)
                                                                          ------------           ------------
              Total stockholders' equity (deficit)                             (55,213)               460,377
                                                                          ------------           ------------
Total liabilities and stockholders' equity (deficit)                      $  1,355,723           $    886,519
                                                                          ============           ============

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three months and Six months ended June 30, 2006 and 2005 and
           Period from March 4, 1999 (inception) through June 30, 2006
                                   (unaudited)

                                                                                                              For the period
                                                                                                               March 4, 1999
                                           Three months       Three months      Six months      Six months     (inception of
                                               ended             ended            ended            ended     development stage)
                                             June 30,           June 30,         June 30,        June 30,       to June 30,
                                               2006               2005             2006            2005            2006
                                                               (restated)                       (restated)
                                           ------------       ------------      ------------    ------------    ------------
Revenues:
   Consulting                              $         --       $         --      $         --    $         --    $     86,544
                                           ------------       ------------      ------------    ------------    ------------
   Total revenues                                    --                 --                --              --          86,544
                                           ------------       ------------      ------------    ------------    ------------
Operating expenses:
   Officer and director compensation                 --              6,000                --           6,000         393,255
   Consulting and professional                   92,957            591,019           357,207       2,308,074       7,483,147
   General and administrative                   203,951            143,025           450,394         341,070       7,744,403
                                           ------------       ------------      ------------    ------------    ------------
   Total operating expenses                     296,908            740,044           807,601       2,655,144      15,620,805
                                           ------------       ------------      ------------    ------------    ------------
Operating loss                                 (296,908)          (740,044)         (807,601)     (2,655,144)    (15,534,261)

   Gain (loss) on derivative liabilities             --            925,719                --        (409,026)     (7,723,499)
   Other income (expense)                        14,456             (5,523)           19,867          (5,523)         31,547
                                           ------------       ------------      ------------    ------------    ------------
Net income (loss) before
   minority interest                           (282,452)           180,152          (787,734)     (3,069,693)    (23,226,213)

Minority interest in subsidiary loss              4,878                 --             4,878              --           5,438
                                           ------------       ------------      ------------    ------------    ------------

Net income (loss)                          $   (277,574)      $    180,152      $   (782,856)   $ (3,069,693)   $(23,220,775)
                                           ============       ============      ============    ============    ============

Basic and diluted
net income (loss) per share                $      (0.01)      $       0.00      $      (0.02)   $      (0.08)

Weighted average shares outstanding
  basic and diluted                          45,509,842         40,750,550        45,363,911      40,277,372

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended June 30 2006 and 2005; and
           Period from March 4, 1999 (inception) through June 30, 2006
                                   (unaudited)

                                                                                                             For the period
                                                                    Six months           Six months          March 4, 1999
                                                                       ended               ended              (inception)
                                                                     June 30,             June 30,            to June 30,
                                                                       2006                 2005                 2006
                                                                                         (restated)
                                                                  ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $   (782,856)         $ (3,069,693)         $(23,220,775)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Amortization                                                    2,720                    --                 2,720
         Loss on derivative instruments                                     --               409,026             7,723,499
         Stock issued for services                                     264,205             2,024,595             9,893,992
         Warrant / option expense                                           --               510,479             2,556,318
         Minority interest                                              (4,878)                   --                (5,438)
         Changes in assets and liabilities:
           Prepaid expenses and other receivables                     (124,867)                   --              (124,867)
           Accounts payable and accrued liabilities                   (119,172)             (222,594)               55,775
                                                                  ------------          ------------          ------------
CASH USED IN OPERATING ACTIVITIES                                     (764,848)             (348,187)           (3,159,610)
                                                                  ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received from purchase of Omega
       with common stock                                                    --                    --               157,687
                                                                  ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred financing costs                                          (38,330)                   --                38,330
     Net advances from (to) related party                               25,000                 2,963               (28,000)
     Repayments from related party                                          --                    --                53,000
     Loan to Sino Silver                                                    --                    --              (150,545)
     Proceeds from related party loan                                       --               347,000               397,474
     Repayments of related party loan                                 (150,000)                   --              (397,474)
     Sale of minority interest in subsidiary                             5,000                    --               305,500
     Shares issued for cash, net of offering costs                          10               333,840             2,634,774
     Proceeds from convertible notes                                 1,193,565                    --             1,193,565
                                                                  ------------          ------------          ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                1,035,245               683,803             4,008,294
                                                                  ------------          ------------          ------------
NET CHANGE IN CASH                                                     270,397               335,616             1,006,371
     Cash, beginning of period                                         735,974               899,392                    --
                                                                  ------------          ------------          ------------
     Cash, end of period                                          $  1,006,371          $  1,235,008          $  1,006,371
                                                                  ============          ============          ============
Cash paid for:
    Interest                                                      $         --          $         --          $         --
    Income Taxes                                                            --                    --                    --

Non-cash investing and financing activities:
   Stock payable for deferred financing costs                           38,330                    --                38,330

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

NOTE 2 - STOCK-BASED COMPENSATION

Effective January 1, 2006, East Delta began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, East Delta accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. East Delta adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

During the six months ended June 30, 2006 and 2005, East Delta did not grant any options to its employees.

East Delta adopted the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and net loss per share if East Delta had applied the fair value provisions of FAS 123, to stock-based employee compensation.

                                                                                                            For the period
                                                                    Six months           Six months         March 4, 1999
                                                                       ended               ended             (inception)
                                                                     June 30,             June 30,           to June 30,
                                                                       2006                 2005                2006
                                                                    -----------        -------------        ------------
Net loss as reported                                               $   (782,856)     $    (3,069,693)       $(23,257,637)
  Add: stock based compensation determined under intrinsic
        value-based method                                                   --                   --              84,000

  Less: stock based compensation
        determined under fair value - based method                           --                   --            (175,000)
                                                                    -----------        -------------        ------------
Pro forma net loss                                                 $   (782,856)     $    (3,069,693)       $(23,348,637)
                                                                    ===========        =============        ============
Basic and diluted net loss per common share:
As reported                                                        $      (0.02)     $         (0.08)             N/A
Pro forma                                                                 (0.02)               (0.08)             N/A

NOTE 3 - NOTE PAYABLE - RELATED PARTY

During the first quarter of 2006:

     -    East Delta repaid its related party loan in the amount of $150,000.

     - East Delta received an advance of $25,000 from a related party to fund its operations. This advance is due on demand, bears no interest and is unsecured.

There were no related party transactions during the second quarter of 2006.

NOTE 4 - CONVERTIBLE NOTES

During the period between March 15, 2006 and May 2, 2006, East Delta sold an aggregate of 980,000 Euros in convertible debentures at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008.

Total proceeds to East Delta amounted to $1,193,565. The sale of the securities was to non-resident foreign shareholders, exempt from registration under Regulation S of the Securities Act of 1933. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid relating to this issuance. The total commission on the sale of $76,660 was capitalized to deferred financing costs and will be amortized over the life of the note under the effective interest method. As of June 30, 2006, the cash portion of this commission had been paid and the common stock portion was accrued. $2,720 of deferred financing costs had been amortized as of June 30, 2006.

As of June 30, 2006, East Delta received 980,000 EUROS, approximately $1,193,565 from its investors. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. East Delta determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.

NOTE 5 - COMMON STOCK

During the quarter ended March 31, 2006, East Delta issued 408,500 shares of common stock to consultants for their services. These shares were valued and recorded at their fair value of $264,205.

During the quarter ended June 30, 2006, East Delta did not issue any additional shares of common stock.

NOTE 6 - MINORITY INTEREST RESTATEMENT

In August 2006, East Delta determined there was an error in accounting from 2005. In April 2005, East Delta incorporated a subsidiary in Delaware under the name Sino-Canadian Metals Inc. East Delta consolidated Sino-Canadian Metal and previously recorded a minority interest of $299,940. East Delta determined that the recognition on the minority was improperly recorded. Originally, minority interest was recorded at the value of cash received for stock issued by Sino-Canadian Metal. Minority interest should have been recorded at the percentage of ownership of the minority shareholders in the net assets of Sino-Canadian Metal. Consequently, the consolidated balance sheet was restated for the line items shown below.

Consolidated balance sheet:

                                                                                             As of December 31, 2005
                                                                                    As originally filed           Restated
                                                                                    -------------------           --------
Minority interest                                                                  $      299,940           $       103,743
Additional paid in capital                                                             22,697,589                22,893,786
Total stockholders' equity                                                                564,120                   460,377

NOTE 7 - DERIVATIVE RESTATEMENT

East Delta evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments and concluded the outstanding warrants at June 30, 2005 were derivatives because East Delta did not have sufficient number of authorized shares to settle these warrants. East Delta is required to record the warrants on its balance sheet as liabilities measured at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as "Gain (loss) on derivative liabilities." The warrants were originally accounted for as equity instead of liabilities. The statement of operations for the three and six months ended June 30, 2005 has been restated to reflect the impact of SFAS 133 and EITF 00-19. The effects of the restatements for the three and six months ended June 30, 2005 were a gain of $925,719 and a loss of $409,026, respectively. In May 2006, East Delta received waivers from its warrant holders acknowledging that East Delta does not have sufficient authorized shares of common stock available to issue upon the exercise of all of East Delta's outstanding warrants and agreed not to request East Delta to exercise their warrants. These waivers expire at the earlier of December 31, 2006 or at such time as East Delta has amended its Certificate of Incorporation to permit the exercise of all outstanding warrants.

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


In February, 2004, Amingo signed a Joint Venture Contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo has acquired rights to develop an 85 square kilometer property in the county, and is eligible to earn up to 84% of the net revenues extracted from this particular property. In early May, 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau approved the "Joint Venture" for Guizhou Amingo Resources Inc. The success of this venture is fully dependant on us obtaining the necessary financing, and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined. As at September 30, 2004, our Chinese Joint Venture, operating under the name Guizhou Amingo Resources Inc., received its business license, valid for a period of twenty years.

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou's early stage preliminary exploration activities. As of December 31, 2005, Amingo has funded $850,000 of this amount and the remaining $150,000 must be funded by June 30, 2006. Amingo also contributed approximately $614,000, which is to be used for activities outside of the Joint Venture and accordingly, Amingo's net investment in China are approximately $1,770,000 at June 30, 2006. To date Amingo recognized approximately $1,500,000 loss from its investment in China.

In late 2005, we signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China ("Huaqiao Gold Mine") that would acquire majority ownership of the Huaqiao Gold Mine. In September 2005, Guizhou placed a deposit of $151,043 on this potential purchase. Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will have rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. As of June 30, 2006, the acquisition has not been closed and the deposit of $151,043 was expensed due to the uncertainty of the closing of the acquisition.

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

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 included in this Form 10-QSB and our recent 10-KSB filing for the nine months transition period ending December 31, 2005.

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues and Cash Position

During the three and six months ended June 30, 2006 and 2005, we had no revenues.

As of June 30, 2006, our cash position was $1,006,371 compared to $1,235,008 as of June 30, 2005.

We are of the opinion that East Delta needs to obtain additional funds for the next 12 months to further develop its major property, Bake and to integrate at least one acquisition of an additional property into operations. The subsequent progress on this acquisition and on any additional acquisitions will depend on East Delta's ability to find several million dollars in financing.

Operating Expenses and Net Loss

Our total expenses for the three and six months ended June 30, 2006 were $296,908 and $807,601, respectively, of which a large portion was in stock based compensation valued at $264,205. This amount was paid in common stock as finder's fees to compensate consultants in assisting us in several potential Chinese acquisitions and for services related to investor relations. Total expenses compare to $740,044 and $2,655,144 paid in the three and six months ended June 30, 2005, respectively. Our general and administrative expenses for the three and six months ended June 30, 2006 amounted to $203,951 and $450,394. This compares to $143,025 and $341,070 for the three and six months ended June 30, 2005, respectively.

Our average monthly recurring expenses during these three months approximated $30,000, and includes employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance.

No officer and director compensation expenses were paid for the three and six months ended June 30, 2006. Total officer and director compensation expenses amounted to $6,000 for the three and six months ended June 30, 2005.

We currently occupy a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement, rent free. As of April 1, 2005, the owner of our office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

During the three and six months ending June 30, 2006, the Company incurred an operating loss of $296,908 and $807,601, respectively, as compared to $740,044 and $2,655,144 for the three and six months ended June 30, 2005. As of June 30, 2006, we have a deficit accumulated during the development stage of $23,220,775.

Loss per share was $0.01 and $0.02 for the three and six months ended June 30, 2006 as compared to an income per share of $0.00 for the three months ended June 30, 2005 and a loss per share of $.08 for the six months ending June 30, 2005.

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

If the acquisition is closed, East Delta intends to do the following in 2006 and early 2007:

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

         Management has evaluated, with the participation of our President, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         We identified deficiencies in our internal controls and disclosure controls related to the expense recognition of deferred financing costs and accounting for minority interest. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)      Changes in Internal Control Over Financial Reporting.

         There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2006, we issued no shares of stock for services.

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

During the period between March 15, 2006 and May 2, 2006, East Delta sold an aggregate of 980,000 Euros in convertible debentures at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008.

Total proceeds to East Delta amounted to $1,193,565. The sale of the securities was done to non-resident foreign shareholders, exempt from registration under Regulation S of the Securities Act of 1933. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid relating to this issuance.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b) Reports on Form 8-K

                NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   August 21, 2006                    By: /s/ Victor Sun
                                                --------------------------
                                                Victor Sun, President,
                                                CEO and acting CFO