Form 10QSB
period 2006-09-30
EAST DELTA RESOURCES CORP.
filed 2006-11-20
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2006.

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 17, 2006.

                  46,714,842 Common Shares

Transitional Small Business Disclosure Format:

                                 YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB

                                                                                                          Page

PART I.    FINANCIAL INFORMATION                                                                          3

Item 1.    Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005                     3

                Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and the period from March 4, 1999 (Inception)
                to September 30, 2006                                                                     4

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2006 and 2005, and the period from March 4, 1999 (Inception)
                to September 30, 2006                                                                     5

                Notes to Consolidated Financial Statements                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of                     9
               Operations or Plan of Operations (including cautionary statement)

Item 3.    Controls and Procedures                                                                        14


PART II.   OTHER INFORMATION                                                                              15

Item 1.    Legal Proceedings                                                                              15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                    15

Item 3.    Defaults Upon Senior Securities                                                                15

Item 4.    Submission of Matters to a Vote of Securities Holders                                          15

Item 5.    Other Information                                                                              15

Item 6.    Exhibits and Reports on Form 8-K                                                               15

           Signatures                                                                                     16

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                                   (unaudited)

                                     ASSETS
                                                                                                 2005
                                                                           2006               (restated)
                                                                           ----               ----------
Current assets:
         Cash                                                          $    730,297           $    735,974
         Prepaid expense and other current assets                             9,694                      -
         Notes receivable                                                   200,731                150,545
         Deferred financing costs, current portion                           40,757                      -
                                                                       ------------           ------------
Total current assets                                                        981,479                886,519

Deferred financing costs                                                     24,547                      -
                                                                       ------------           ------------
Total assets                                                           $  1,006,026           $    886,519
                                                                       ============           ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable and accrued liabilities                      $    332,969           $    172,399
         Note payable - related party                                        27,000                150,000
                                                                       ------------           ------------
Total current liabilities                                                   359,969                322,399

Convertible notes                                                         1,193,565                      -
                                                                       ------------           ------------
Total liabilities                                                         1,553,534                322,399
                                                                       ------------           ------------

Minority interest in subsidiary                                             104,295                103,743

Stockholders' equity (deficit)
         Common stock, $0.0001 par value, 50,000,000
              shares authorized, 45,509,842 and 45,101,326 shares
              issued and outstanding, respectively                            4,551                  4,510
         Additional paid-in-capital                                      23,247,511             22,893,786
         Deferred compensation                                              (86,500)                     -
         Deficit accumulated during the development stage               (23,817,365)           (22,437,919)
                                                                       ------------           ------------
              Total stockholders' equity (deficit)                         (651,803)               460,377
                                                                       ------------           ------------
Total liabilities and stockholders' equity (deficit)                   $  1,006,026           $    886,519
                                                                       ============           ============

          See accompanying notes to consolidated financial statements.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             Three months      Three months      Nine months    Nine months     For the period
                                                 ended             ended            ended          ended         March 4, 1999
                                             September 30,     September 30,    September 30,  September 30,      (inception)
                                                 2006              2005             2006           2005        to September 30,
                                                                (restated)                      (restated)           2006
                                             ------------     ------------     ------------     ------------     ------------
Revenues:
   Consulting                                $          -     $          -     $          -     $          -     $     86,544
Operating expenses:
   Officer and director compensation                    -                -                -            6,000          393,255
   Consulting and professional                    483,953          160,465          879,490        2,164,363        7,967,100
   General and administrative                      91,247                -          503,311          645,246        7,835,650
                                             ------------     ------------     ------------     ------------     ------------
   Total operating expenses                       575,200          160,465        1,382,801        2,815,609       16,196,005
                                             ------------     ------------     ------------     ------------     ------------
Operating loss                                   (575,200)        (160,465)      (1,382,801)      (2,815,609)     (16,109,461)

   Loss on derivative liabilities                       -       (5,514,289)               -       (5,923,315)      (7,723,499)
   Other income (expense)                         (17,909)          (6,996)           1,958          (12,519)          13,638
                                             ------------     ------------     ------------     ------------     ------------

Net loss before minority interest                (593,109)      (5,681,750)      (1,380,843)      (8,751,443)     (23,819,322)
Minority interest in subsidiary
   (income) loss                                   (3,481)             560            1,397              560            1,957
                                             ------------     ------------     ------------     ------------     ------------
Net loss                                     $   (596,590)    $ (5,681,190)    $ (1,379,446)    $ (8,750,883)    $(23,817,365)
                                             ============     ============     ============     ============     ============

Net loss per share
    - basic and diluted                      $      (0.01)    $      (0.14)    $      (0.03)    $      (0.21)

Weighted average shares outstanding
    - basic and diluted                        45,509,842       41,984,614       45,414,235       41,561,963

          See accompanying notes to consolidated financial statements.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Nine months          For the period
                                                                Nine months              ended              March 4, 1999
                                                                   ended              September 30,          (inception)
                                                                September 30,             2005            to September 30,
                                                                    2006               (restated)               2006
                                                                ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $ (1,379,446)         $ (8,750,883)         $(23,817,365)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Amortization                                                 11,356                     -                11,356
         Loss on derivative instruments                                    -             5,923,315             7,723,499
         Stock issued for services                                   264,205             2,359,208             9,894,037
         Warrant / option expense                                          -                     -             2,556,318
         Minority interest                                            (1,397)                 (560)               (1,957)
         Deferred compensation                                             -               390,000                     -
         Changes in assets and liabilities
            Prepaid expenses and other receivables                   (29,870)             (182,280)              (20,176)
           Accounts payable and accrued liabilities                  124,240              (226,519)              286,944
                                                                ------------          ------------          ------------
NET CASH USED IN OPERATING
     ACTIVITIES                                                   (1,010,912)             (487,719)           (3,367,344)
                                                                ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from purchase of Omega
       with common stock                                                   -                     -               157,687
   Note receivable to third party                                    (30,010)                    -               (30,010)
   Net advances from (to) related party                               25,000                     -               (28,000)
   Loan to Sino Silver                                                     -                     -              (150,545)
                                                                ------------          ------------          ------------
NET CASH PROVIDED BY USED IN INVESTING
     ACTIVITIES                                                       (5,010)                    -               (50,868)
                                                                ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred financing costs                                        (38,330)                    -               (38,330)
     Repayments from related party                                         -                     -                53,000
     Sale of minority interest in subsidiary                           5,000               300,500               305,500
     Proceeds from related party loan                                      -               335,000               397,474
     Repayments of related party loan                               (150,000)                    -              (397,474)
     Shares issued for cash, net of offering costs                        10               728,850             2,634,774
     Proceeds from convertible notes                               1,193,565                     -             1,193,565
                                                                ------------          ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,010,245             1,364,350             4,148,509
                                                                ------------          ------------          ------------
NET CHANGE IN CASH                                                    (5,677)              876,631               730,297
     Cash, beginning of period                                       735,974               899,392                     -
                                                                ------------          ------------          ------------
     Cash, end of period                                        $    730,297          $  1,776,023          $    730,297
                                                                ============          ============          ============
Cash paid for:
    Interest                                                    $          -          $          -          $          -
    Income Taxes                                                           -                     -                     -
Non-cash investing and financing activities:
   Stock payable for deferred financing costs                         38,330                     -                38,330

           See accompanying notes to consolidated financial statements

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

During the nine months ended September 30, 2006 and 2005, East Delta did not grant any options to its employees.

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

                                                                                                            For the period
                                                                    Nine months           Nine months        March 4, 1999
                                                                       ended                 ended            (inception)
                                                                   September 30,         September 30,     to September 30,
                                                                       2006                  2005                2006
                                                                       ----                  ----                ----
Net loss as reported                                              $   (1,379,446)       $ (8,750,883)       $ (23,817,365)
  Add: stock based compensation determined under intrinsic
        value-based method                                                     -                   -              84,000

  Less: stock based compensation
        determined under fair value - based method                             -                   -            (175,000)
                                                                  --------------        ------------        -------------
Pro forma net loss                                                $   (1,379,446)       $ (8,750,883)       $(23,908,365)
                                                                  ==============        ============        =============
Basic and diluted net loss per common share:
As reported                                                       $        (0.03)       $      (0.21)                 N/A
Pro forma                                                                  (0.03)              (0.21)                 N/A

NOTE 3 - NOTES RECEIVABLE

During the third quarter of 2006:
     - East Delta advanced $10,000 to a consultant. The note bears 3% interest and is due February 20, 2007.
     - East Delta advanced $20,010 to a consultant. The note bears 3% interest and is due September 1, 2007.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

During the nine months period ended September 30, 2006:
     -    East Delta repaid its related party loan in the amount of $150,000.
     - East Delta received an advance of $25,000 from a related party to fund its operations. This advance is due on demand, bears interest at 12% per annum and is unsecured. As of September 30, 2006, the balance of the note includes $2,000 of accrued interest.

There were no related party transactions during the second and third quarters of 2006.

NOTE 5 - CONVERTIBLE NOTES

During the period between March 15, 2006 and May 2, 2006, East Delta sold an aggregate of 980,000 Euros, or approximately $1,193,565, in convertible debentures at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid related to this issuance. The total commission of $76,660 on the sale was capitalized as deferred financing costs and will be amortized over the life of the note using the effective interest method. As of September 30, 2006, the cash portion of this commission was paid and the common stock portion was accrued. As of September 30, 2006, $11,356 of deferred financing costs had been amortized. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. East Delta determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.

NOTE 6 - COMMON STOCK

During the nine months ended September 30, 2006, East Delta issued 408,500 shares of common stock to consultants for their services. These shares were recorded at their fair value of $264,205.

NOTE 7 - MINORITY INTEREST RESTATEMENT

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

NOTE 8 - DERIVATIVE RESTATEMENT

East Delta evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments and concluded the outstanding warrants at September 30, 2005 were derivatives because East Delta did not have sufficient number of authorized shares to settle these warrants. East Delta is required to record the warrants on its balance sheet as liabilities measured at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as "Gain (loss) on derivative liabilities." The warrants were originally accounted for as equity instead of liabilities. The consolidated statements of operations for the three and nine months ended September 30, 2005 has been restated to reflect the impact of SFAS 133 and EITF 00-19. The effects of the restatements for the three and nine months ended September 30, 2005 were a loss of $5,514,289 and a loss of $5,923,315, respectively. In May 2006, East Delta received waivers effective as of January 1, 2006 from its warrant holders acknowledging that East Delta does not have sufficient authorized shares of common stock available to issue upon the exercise of all of East Delta's outstanding warrants and agreed not to request East Delta to exercise their warrants. These waivers expire at the earlier of December 31, 2006 or at such time as East Delta has amended its Certificate of Incorporation to permit the exercise of all outstanding warrants. As a result of receiving these waivers, East Delta discontinued derivative accounting as of December 31, 2005.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006, East Delta issued 1,205,000 shares of common stock for services.

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

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou's early stage preliminary exploration activities. As of December 31, 2005, Amingo has funded $850,000 of this amount and the remaining $150,000 must be funded by December 31, 2006. Amingo also contributed approximately $614,000, which is to be used for activities outside of the Joint Venture and accordingly, Amingo's net investment in China are approximately $1,770,000 at September 30, 2006. To date Amingo recognized approximately $1,500,000 loss from its investment in China.

In late 2005, we signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China ("Huaqiao Gold Mine") that would acquire majority ownership of the Huaqiao Gold Mine. In September 2005, Guizhou placed a deposit of $151,043 on this potential purchase. Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will have rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The mine has well-developed underground access and surface facilities, including a 150 tonne per day flotation mill built in 2003, and is currently being rehabilitated with the intent to increase gold production. As of September 30, 2006, the acquisition has not been closed and the deposit of $151,043 was expensed.

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

In March 2006, our subsidiary, Sino-Canadian Metals signed a letter of intent with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to develop a nickel-copper property covering an area of approximately 17 square kilometers. The property is located 160 kilometers southeast of XiNing, the capital of Qinghai Province in northwest China. The proposed joint venture agreement calls for Sino-Canadian to initially deposit $300,000 into the project in order to eventually obtain 80% equity ownership, with further exploration and development expenditure of up to $4.7 million within two years, upon receipt of positive preliminary results. Due diligence on this potential acquisition is planned to be completed by the end of November 2006.

During this quarter we appointed Mr. David Bikerman as President of the Company, replacing Mr. Victor I.H. Sun who remained as CEO. He was also named to the Board of Directors. This appointment corresponded with our ongoing activities related to re-organizing management intended to bring strong and very experienced mining personnel to senior levels at the Company and further our growth oriented aggressive business objectives.

David Bikerman is a mining engineer trained in all aspects of mining enterprises from exploration through operation in the boardroom. Mr. Bikerman has significant experience in China as President and CEO of Sino Silver Corp., a mining exploration and development company on mainland China. He has consulted to the mining industry in financial modeling; exploration and geologic model preparation; geo-statistical and reserve analyses; environmental plans; project feasibility, design and management.

David Bikerman has built gold mines worldwide, including ten years of experience in Central America where he guided technical analysis, project design, engineering and overseeing the construction of many gold mining projects. Previous experience also includes Behre Dolbear & Co., the United Nations Development Project (UNDP) in New York as a consultant, Consolidation Coal Company,and the Mathies Mine in Cannonsburg, Pennsylvania. Mr. Bikerman holds three degrees in mining engineering. He earned the degrees of Engineer of Mines
(1995) and Master of Science in mining engineering (1985) from the Henry Krumb School of Mines at Columbia University in New York, as well as a Bachelors of Science in mining engineering (1981) from the University of Pittsburgh.

Also in the quarter we engaged Mr. Thomas McGrail, a Canadian citizen, to re-start and supervise commercial mining operations at the Huaqiao Gold Mine. Mr. McGrail is a veteran mining expert with extensive underground mining experience in Canada, Mexico, Nicaragua and Colombia. McGrail's recent underground mine experience includes Marmato Mountain in Colombia (Colombia Goldfields Ltd.), and the Bonanza Gold Mine in eastern Nicaragua (HEMCO Inc, Nicaragua). Mr. McGrail visited the mine site in September with Mr. Bikerman, and commenced full time work onsite in early October.

Management Discussion and Analysis of Financial Condition

Readers are referred to the cautionary statement below that addresses forward-looking statements.

As a result of the transaction above, the following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 included in this Form 10-QSB and our recent 10-KSB filing for the nine months transition period ending December 31, 2005.

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues and Cash Position

During the three and nine months ended September 30, 2006 and 2005, we had no revenues.

As of September 30, 2006, our cash position was $730,297 compared to $1,776,023 as of September 30, 2005.

We are of the opinion that East Delta needs to obtain additional funds for the next 12 months to further develop its major property, Bake and to integrate at least one acquisition of an additional property into operations. The subsequent progress on this acquisition and on any additional acquisitions will depend on East Delta's ability to find several million dollars in financing.

Operating Expenses and Net Loss

Our total expenses for the three and nine months ended September 30, 2006 were $575,200 and $1,382,801, respectively, of which a large portion was in stock based compensation valued at $264,205. This amount was paid in common stock as finder's fees to compensate consultants in assisting us in several potential Chinese acquisition and for services related to investor relations. Total expenses compare to $160,455 and $2,815,609 paid in the three and nine months ended September 30, 2005, respectively. Our general and administrative expenses for the three and nine months ended September 30, 2006 amounted to $91,247 and $503,311. This compares to $0 and $645,246 for the three and nine months ended September 30, 2005, respectively.

Our average monthly recurring expenses during these three months approximated $30,000, and includes employee salaries, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance.

No officer and director compensation expenses were paid for the three and nine months ended September 30, 2006. Total officer and director compensation expenses amounted to $6,000 for the nine months ended September 30, 2005.

We currently occupy a 500 sq. ft. of space for our offices in Suite 600, 447 St-Francois Xavier St., Montreal, Quebec under a month to month arrangement, rent free. As of April 1, 2005, the owner of our office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.

During the three and nine months ending September 30, 2006, the Company incurred an operating loss of $575,200 and $1,382,801, respectively, as compared to $160,455 and $2,815,609 for the three and nine months ended September 30, 2005. As of September 30, 2006, we have a deficit accumulated during the development stage of $23,817,365.

Loss per share was $0.01 and $0.03 for the three and nine months ended September 30, 2006 as compared to $0.14 and $0.21 for the three and nine months ended September 30, 2005.

Plan of Operations

Overall, during 2006 and early 2007, the Company's emphasis will be to:

     a)   Complete drilling at the core property (Bake) per exploration plan;
     b) Define the mineral resources and reserves at Bake in accordance with US/Canadian reporting standards;

Although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following:

     c)   map, sample and plan drill program at Huaqiao;
     d) Rehabilitate and modernize underground mine and surface milling and administrative facilities (including addressing environmental and safety issues) at Huaqiao;
     e)   Expand capacity.

Additional plans are:

     f)   Complete ongoing property acquisitions and seek other acquisitions;
     g) Consolidate the acquisitions by integrating them into the Company's Chinese operations.

Bake

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

The company intends to:

     a)   assess and prioritize the potential of known mineralized zones;
     b)   explore the high priority deposits;
     c)   prepare resource estimates to US/Canadian standards; and
     d) substantially increase our measured and indicated (proven and probable) gold resource and reserve base.

Bake - (RuiXin Extensions)

The Bake exploration concession completely encircles the RuiXin mining concession. RuiXin has identified at least 7 veins on their property, which protrude into the Bake territory both at their head and tail ends. The immediate activities underway in these two areas are surface mapping programs, intended to determine the extent that these seven veins continue into the Bake claim. Drilling plans have been formulated based on the results of the scoping study. The goal is to prioritize the potential of known mineralized zones, explore the high priority deposits, and prepare resource estimates to US/Canadian standards.

Upon successful determination of the resources in this zone, preparatory work for the sizing of the future gold extraction plan will continue. This program should yield additional proven/probable reserves in the short term.

Huaqiao

The acquisition at Huaqiao has not been closed, nevertheless management has decided to proceed as if it has by budgeting and planning activities at the existing mine site.

Huaqiao is an operating gold mine with a maximum daily throughput of 100-150 tonnes per day. The historical mine operational procedures and mine records are not sufficient to show production statistics such as daily tonnes processed, grade, recovery etc. The operation was sufficiently successful to have purchased and installed a new, state of the art mill in 2003 consisting of:
2-stage crushing; ball mill, classifier, jig, thickener, 12 flotation cells, and 2 gravity shaker tables. This mill was operated for a short time, but stopped about two months after the trainers departed due to a lack of familiarity by the owners, who went back to using the shaker tables as before. The mining underground is not well developed, and while underground maps are available, there is little geologic mapping and no electronic model of the veins as encountered. Also lacking is regular sampling of the veins to indicate continuity of grade along the vein.

East Delta intends to do the following in the late 2006 and early 2007 at
Huaqiao:


Exploration

     o    Complete surface survey over an additional 0.4 km2;
     o    Complete underground geologic mapping of all openings;
     o Create new computerized geologic model for resource/reserve estimation;
     o    Establish a systematic sampling regime for exploration and mining;
     o Based on results from the mapping, model and sampling, plan drill holes.

Production

     o Contract an expatriate mine manager to oversee all operations at the mine;
     o    Complete rehabilitation of mine facilities by first quarter of 2007;
     o    Begin surface facility training for flotation mill in December 2006;
     o    Determine most suitable mining method for maximizing extraction;
     o    Train operators in underground mining methods;
     o    Address tailings disposal concerns;
     o    Complete construction of new labor living quarters;
     o    Purchase and install additional production equipment as required; and
     o    Assess and streamline management reporting structure.

The above activities should build upon the proven gold reserves on this property offering the option to increase future ore production from 150 t/d to 300 t/d or more.

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

During the quarter ending September 30, 2006, we issued no shares of stock for services.

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



Dated:   November 20, 2006             By:   /s/ Victor Sun
                                             -----------------------------
                                             Victor I.H. Sun, CEO and acting CFO