Form 10KSB
period 2006-12-31
EAST DELTA RESOURCES CORP.
filed 2007-04-17
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB

              Transition report pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934.

                      For the year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the
Registrant: $19,498,002.

As of March 14, 2007, the Registrant had 47,173,842 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|


                              INDEX TO FORM 10-KSB
                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2006

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS ..................................................................................3

ITEM 2.           DESCRIPTION OF PROPERTY ..................................................................................9

ITEM 3.           LEGAL PROCEEDINGS ........................................................................................9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................................9

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                  EQUITY SECURITIES ........................................................................................10

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS ..............................................11

ITEM 7.           FINANCIAL STATEMENTS .....................................................................................18

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................32

ITEM 8A.          CONTROLS AND PROCEDURES ..................................................................................32

ITEM 8B.          OTHER INFORMATION ........................................................................................32

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT .........................................................................................33

ITEM 10.          EXECUTIVE COMPENSATION ...................................................................................34

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS ..........35

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................................35

ITEM 13.          EXHIBITS .................................................................................................36

ITEM 14.          PRINCIPAL ACCOUNTANTS FEES AND SERVICES ..................................................................36

SIGNATURES .................................................................................................................37

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


ITEM 1. Description of Business

(a) Business Development

East Delta Resources Corp., formerly Avic Technologies Ltd., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999. We have not been involved with any bankruptcy, receivership or similar proceedings.

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

This joint venture was never realized, and in December 2001, the Board of Directors of EDLT decided to close its China operations and re-orient the business goal of the Company elsewhere. Eventually, after several unsuccessful attempts at new undertakings, the Board was presented with an opportunity in the mining industry and decided to enter this field and maintain its geographic focus on China. On February 4, 2004, the Company signed a share Exchange (and Purchase) Agreement to acquire all common and voting shares of East Delta Resources Corp., a Delaware corporation, who subsequently changed its name to Omega Resources Inc. ("Omega"). Omega through its wholly owned Canadian subsidiary, Amingo Resources Inc., was in the business of exploration and mining of gold and other precious metals, primarily in China.

On May 5, 2004, we changed our name to East Delta Resources Corp. and the NASD assigned us a new trading symbol, EDLT. On June 30, 2004, the purchase/merger was finalized and we acquired 100% of the common shares of Omega Resources Inc. (fka, East Delta Resources Corp.) and subsequently took on the business of Omega Resources Inc. and its then subsidiary Amingo Resources.

Business Description

The Company is headquartered in Montreal, Quebec and now has as its business objective to profit from the recent worldwide revival of interest in precious and base metals. Our primary activity is in gold exploration, development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. Our geographic focus is in growth mining regions located mostly in China and Southeast Asia. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together our network of financing sources, management expertise, the latest mining technology and extensive local industry contacts. We also operate through a wholly owned Canadian subsidiary, Amingo Resources Inc. of Montreal, Quebec and a Chinese Joint Venture company Guizhou-Amingo Resources Inc.

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

Accomplishments and Activities to-date

Guizhou Amigo and the Bake Project

Prior to the acquisition and re-naming, EDLT had acquired 100% of the voting shares of Amingo Resources Inc., a Canadian based company whose major work is in gold exploration and mining in China. A large part of our efforts for the immediate term are directed to develop Amingo and our Chinese properties. Amingo's activities and operations have successfully been integrated in our own and major business plans and activities in the Province of Guizhou (China) coincide with those of Amingo's.

In February 2004, Amingo signed a Joint Venture Contract (hereinafter the "JV") with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop a 85 square kilometer property in the county (referred to as "Bake"), and is eligible to earn up to 84% of the net revenues extracted from this particular property. At the outset Amingo owned 70% of the JV, and each governmental entity retains 15%.InMay 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau approved the JV operating under the name Guizhou Amingo Resources Inc. and issued it a business license, valid for a period of twenty years. In December, 2004, the governmental authorities granted the JV an exploration license covering all parts of the Bake property (described below).

The success of this venture is fully dependent on us obtaining further financing and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined.

As at March 2007, we had raised approximately $3,000,000 to finance our operations. Through December 31, 2006, we invested approximately $2,200,000 in the Guizhou Amingo joint venture and other activities in China, thereby satisfying all but $150,000 of our funding requirements of the JV agreement with the Chinese governmental authorities as well as having additional funds for exploration and mining activities in the region. Also, during the past three years we have assembled an effective and experienced geological team to guide the exploration and development of our current and future Chinese projects.

Description of Bake Property

As indicated above, we hold a 70% equity interest in this property covering an area of approximately 85 square kilometers of a turbidite-hosted gold quartz vein type situated in Jinping County.

Geological Setting - Bake-Jiaoyun Deposits

The Bake-Jiaoyun project is located about 14 kilometers south of the Town of Jinping with access on a paved, year-round drivable road. The geographic co-ordinates of the property are Latitude 109 6'45" to 109 15'00" E, Longitude 26 30'00" to 26 37'3".

The exposed bedrock in this property are from the Quigshuiliangi Formation consisting of meta-tuff, meta-greywacke, meta-sandstone and slate and is subdivided in 2 sections with a thickness of about 3700 meters. The gold bearing quartz veins which are mostly concordant type, are located in the hinge zone of the anticline in the first unit of section 2 of the Quigshuiliangi Formation . The fault intersecting this hinge fold contains gold bearing quartz veins. In this mine, both stockwork and disseminated gold mineralization has been found.

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

From the years 2001 to 2003, EbisTech Inc., a Canadian based geological consultancy co-owned by Dr. Huan Lu, conducted a survey program under the project entitled, "Cooperative Exploration of Bake-Jiaoyun" which formed the basis of the founding of Amingo and originated the proposal that further exploration and development of the gold deposits of the area be undertaken. It was clearly shown that Guizhou province hosted turbidite type gold deposits very similar to those found in Nova Scotia and Australia, both of which to date have been successfully mined.

Brigade 101 Geological Exploration Team, BGMR of the Province of Guizhou, China, did extensive work on a very small portion (less than 6%) of the Bake property and issued its report through the China Geological Survey. Based on the "Technical Requirements of Mineral Resources Estimates and Calculation for Solid Mineral Deposit". They reported the outline of one prominent ore body with indicated gold resources (equivalent to the Inferred Resources category as defined by CIM) of 28 tonnes of gold (approximately 900,000 ounces) at the Bake deposit. These resources do not conform with current 43-101 reporting standards and are not to be construed as a resource but are being used by us simply to give an indication of significant mineralization which requires substantive follow-up.

The estimates, as reported by Brigade 101, were based on a very limited depth of gold mineralization (less than 60 meters), as no drilling program was undertaken.

In 2003, Amingo Resources engaged independent Canadian geologists to consolidate these reports, and their own technical reports and conclusions as presented to the Company are available for perusal by request from the Company.

Within the Bake property we are currently focusing on two zones.

Bake - Zone 1 (adjacent to and NE of RuiXin)

This zone is an extension of an adjacent property referred to as the RuiXin mine (which is not part of East Delta's mining concession) into the Bake property located in the northeast part of the RuiXin mine. Several veins have been identified at RuiXin and at least 4 clearly extend into the Bake. The size of this zone is about 2.1 sq. km. and is found to be continuing along the axis of the anticline.

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

Bake - Zone 2 (adjacent and SW of RuiXin)

As is Zone 1, this zone is also an extension of RuiXin mine into the Bake territory except that it is located in the southwest part of the RuiXin mine. As in the previous zone, several of the identified veins at RuiXin extend into Bake. The size of this zone is about 2 km(2), also along the axis of the anticline. Detailed geological, topographic and geochemical surveys are underway and the results are expected to be available towards the end of January, 2006.

Potential Acquisitions

The second track that we are undertaking is to acquire producing (or near-producing) mines to provide immediate cash flow for us.

Huaqiao Project

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

In October 2005, we signed a definitive agreement with, Huaqiao Gold Mining Company of China that would permit us to acquire majority ownership of their Huaqiao gold mine.

Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will obtain rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaqiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, according to information provided to us, the mine generated a total of 20,000 ounces. Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level. Data supplied to us by Huaqiao indicate a remaining resource estimated at approximately 275,000 ounces of gold with the ore averaging 7.35 grams/tonne (g/t), and an extraction cost of under $225 per ounce. This information has not been independently validated to date, which plan to do prior to committing additional substantive investments.

The Huaqiao Gold Mining Company also owns a mill capable of a daily throughput rate of 100 to 150 tonnes of ore per day, which required rehabilitation. To accomplish the refurbishment, we agreed to provide funding and engaged an experienced local mining facility contractor, the Henan Metallurgical Group, to complete the necessary onsite rehabilitation and upgrades. In addition, Henan had been contracted to supply materials and equipment for the construction and outfitting of an assay laboratory allowing for on-site mineralization evaluation. East Delta completed all work required in bringing Huaqiao to a production ready level in March 2007.

Terms of Acquisition- Under the terms of the agreement, Guiyang High Tech Meiya Investment (thus EDLT) will be required to inject $500,000 over three months, to built new shafts, upgrade the safety of the mine, improve on environmental considerations and modernize the mining process. The total estimated investment required to complete the acquisition, expand and upgrade the mine is approximately $2,000,000. In addition, EDLT will acquire rights to explore and mine an additional one km(2) of prospective land situated to the NE side of the existing mine, with an option to increase this to 10 km(2).

We have adequate funding in hand to proceed with this acquisition and anticipate integration of the mining operation into our Company by late spring 2007.

Description of the Huaqiao Property - The Huaqiao mine (a.k.a. the Tonggu Gold Deposit) is located about 22 kilometers south of the Town of Jinping with access by a year-round improved road. The geographic co-ordinates of the property are within Latitude 109 17'18" to 109 19'00" E, Longitude 26 31'00" to 26 34'36".
The property can be considered to be part of the SE Guizhou gold camp. (see Background geological information above) sericite slate, sandstone slate, tuff, and sandstone. These Proterozoic rocks underwent a greenschist phase metamorphism before the gold mineralization. Structurally, the deposits are located in a composite anticline, with Proterozoic rock in the center and Cambrian to Jurassic rocks in the lambs.

Geological Setting - The exposed bedrock in this property is from the Longli Formation subdivided in two sections. It consists of meta-sandstone and minor slate with a thickness of about 1700 meters and occupies the core of the anticline with some small outcrops of section 1 which contain gold bearing quartz veins. These veins occur in the hinge zone of the anticline with reverse faults containing sometime brecciated gold bearing quartz veins. The mineralization style is essentially bedding concordant quartz veins, however disseminated zones have been intercepted deeper.

The gold bearing quartz veins are massive with inter-layered host rocks, cavities, and visible gold. The typical mineralogical assemblage co-existing with gold is Pyrite-Arsenopyrite-Galena-Sphalerite.

Independent Assessment of Resources

A technical resource and reserve report of the Huaqiao mine was completed by Bikerman Engineering & Technology Associates, Inc (BETA)of Connecticut, USA, following 43-101 guidelines, prior to Mr. Bikerman's employment by East Delta. The report consists of an audit of the exploration and modeling work conducted by the #103 Geologic Team of Guizhou province, China, including:

o        the underlying geologic model;
o        data collection and verification methods;
o        sampling and assaying procedures; and
o        resource and reserve computation methodologies.

BETA personnel visited the Huaqiao mine site and met with the mine's technical personnel and consultants in order to obtain the necessary information for the study, which is to be released in 2006. Mineral estimate statements are classified as inferred resources and possible reserves. Further work including underground mapping, systematic sampling and subsequent drill testing will likely increase resources and reserves significantly, and also allow reclassification to higher confidence levels.


Other Potential Acquisitions

Through Sino-Canadian Metals Inc., a 63% owned subsidiary of East Delta, we signed a letter of intent with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to develop a nickel-copper property covering an area of approximately 17 square kilometers.

The property is located 160 kilometers southeast of XiNing, the capital of Qinhai Province in northwest China. Infrastructure is good, with power available from the national grid, GPRS cell coverage, and ample workforce in the vicinity. Climate is conducive to year-round operation.

The property was discovered during the China great leap forward 1960, but at that time, Chinese do not know the Nickel usage & was abandoned. Until recently, our potential partner in Qinghai did some additional exploration work to further investigate the potential of this property.
The proposed joint venture agreement calls for Sino-Canadian Metals to initially deposit US$300,000 into the project in order to obtain 80% equity ownership, with further exploration and development expenditure of up to US$4.7 million within two years, given positive results.

There are currently six drill holes and three tunnels defining the known mineralization, which, according to documents provided by the Chinese partner, define a significant deposit containing economically mine-able nickel-sulfide and copper ores. Sino-Canadian Metals is in the midst of its due-diligence to confirm the information provided, including the taking of underground channel samples from the tunnels for analysis by an independent North American laboratory.

Exploration work will be focused on defining the continuity and extents of the ore body, the variation in grade throughout the zone, and the metallurgical characteristics of the mineralization. Subsequent work will determine the feasibility of the construction and operation of a mine and processing facility at the site. Sino Canadian sent a qualified independent geologist from the USA to investigate the property. There are currently six drill holes and three tunnels defining the known mineralization. The geologist took five representative channel samples from the tunnel walls, ranging from 50 to 100 feet from the tunnel entrances. One of the dominant minerals in the lens-like sulfide bodies sampled was pyrrhotite, which was the magnetic polymorph. The magnetic quality of the mineralization helped to locate the sulfide bodies. Samples were sent to a qualified independent laboratory in Canada.

Results are as follows:
 ---------------------------------------------------------------------
 Sample No.     Ni %         Cu %          Ag %            Co %
 ---------------------------------------------------------------------
 YQ06-1         1.67         .114     less than 0.001     0.075
 ---------------------------------------------------------------------
 YQ06-2        0.063        0.008     less than 0.001     0.005
 ---------------------------------------------------------------------
 YQ06-3         .270        0.085     less than 0.001     0.015
 ---------------------------------------------------------------------
 YQ06-4         1.65        0.033     less than 0.001     0.074
 ---------------------------------------------------------------------
 YQ06-5         1.54        0.224     less than 0.001     0.072
 ---------------------------------------------------------------------

This area has been well known to contain sizable mineral deposits for many years. Based on these assay results, we believe that there is excellent potential to discover an economic ore body with high potential for nickel production.

Local Co-operation

Our partners in China maintain an extensive network of contacts with local government officials and mining industry senior officers. To further strengthen our local technical support, we are in the process of negotiating a co-operative agreement with a major gold design and research institute in China. This institute is expected to assist us in carrying out research and provide any local technical support as required for joint ventures in China. We have made use of their contacts with potential projects, geological advisory aid, and assay laboratory.

Employees

We currently have three full time employees, one who is also a member of senior management and two management personnel in China. None of our employees are represented by a labor union. We believe that relations with our employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's mineral properties are described above in Item 1.

The Company maintains its corporate offices at Suite 600, 447 St-Francis Xavier Montreal, Quebec, Canada where we have approximately 500 square feet at a monthly rental of $3,500 including all utilities, secretary services and applicable taxes. We had not paid them since July 2003. We settled this debt through the issuance of 60,000 common shares of our stock. No additional amounts are owed. And, as of April 1, 2005 and up to-date, the owner of our leased office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice.


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

Market data as of December 31, 2006

           Historical            High          Low               Close
           -----------           -----         --- -             -----
            2006 Q4              $0.55         0.36              0.49
            2006 Q3              $0.72         0.35              0.48
            2006 Q2              $0.92         0.57              0.67
            2006 Q1              $1.18         0.66              0.92

            2005 Q4              $1.03         0.67              0.74
            2005 Q3              $1.10         0.37              0.97
            2005 Q2              $0.79         0.57              0.64
            2005 Q1              $0.88         0.55              0.72

(b) Holders

As of December 31, 2006, we had 47,004,842 shares of our Common Stock outstanding, held by approximately five hundred shareholders of record. Of the 47,004,842 shares of common stock outstanding, 23,121,849 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

As at December 31, 2006, the Company had 18,620,267 warrants, issued and outstanding, at various exercise prices ranging from $0.10 to $0.75 per share.

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

(d) Recent Sale of Unregistered Securities

During the twelve months ended December 31, 2006, we issued the follow shares of common stock:

We issued a total of 1,903,500 shares valued at $1,015,255 for services. No commissions were paid. All these shares were issued either to non-U.S. persons in an off shore transaction that was exempt from registration under Regulation S or to U.S. persons exempt from registration by Section 4(2) of the Act.

ITEM 6. PLAN OF OPERATIONS AND MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying financial statements and related notes that are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, and availability of viable projects.

Critical accounting policies:

Foreign Currency Translation
----------------------------
The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the year ended December 31, 2006 and the nine months ended December 31, 2005.

Derivative financial instruments
--------------------------------
East Delta does not use derivative instruments to hedge exposures to cash flows, market, or foreign currency risks. East Delta evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, East Delta uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Results of operations and financial condition:

The following selected financial data for the year ended December 31, 2006 and the nine months ended December 31, 2005 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

                                                                                       For the period
                                                                                        March 4, 1999
                                                   Year ended     Nine months ended     (inception of
                                                  December 31,       December 31,     development stage)
                                                      2006               2005        to December 31, 2006
                                               -----------------  -----------------  --------------------
Total revenues                                    $            -    $          -        $     86,544
Total operating expenses                               2,875,575       3,287,542          17,688,780
Loss from continuing operations
   before minority interest                            2,992,662       5,452,196          25,431,141
Net loss                                              (2,991,802)     (5,451,636)        (25,429,721)
Loss per share                                             (0.07)          (0.13)                n/a

As described above, initially our main business purpose was to provide our technical expertise in the fiberglass window industry. Due to various factors we were forced to abandon this business and seek other opportunities and as described in item 1, we are now in the business of exploration and mining development of precious and base metals in China.

Revenues:

During the year ended December 31, 2006 and the nine months ended December 31, 2005, we had no revenue.

Operating Expenses and Net Loss:

Our average monthly expenses during the year ended December 31, 2006 approximated $240,000, and included management salaries, office overhead, professional fees, travel, business entertainment, equipment and insurance. Additionally, our average monthly expenses during the nine month transition period ended December 31, 2005 approximated $275,000, and included management salaries, office overhead, professional fees, travel, business entertainment, equipment and insurance. Additionally, officer and director compensation expense was $60,000 and $6,000 for the year ended December 31, 2006 and the nine months ended December 31, 2005, respectively.

A large portion of our expenses was in stock based compensation amounting to $1,015,255 for the year ended December 31, 2006 and $1,346,490 for the nine months ended December 31, 2005. These amounts were paid in stock as finder's fees for the several agreements that were entered into during the year ended December 31, 2006 and to several geological, financial and management consultants. Further, in October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd ("Beijing TianMeng") to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract Guizhou-Amingo agreed to pay 8,500,000 RMB towards the future costs of work contemplated at the site. 7,000,000 RMB was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB was paid and expensed in January 2006.

During the year ended December 31, 2006, the Company incurred an operating loss of $2,992,662 as compared to $5,452,196 for the nine months ended December 31, 2005. At the end of December 31, 2006, the Company had an overall operating loss of $25,431,141 during its development stage.

The impact of derivative liabilities on the statements of operations for the nine months ended December 31, 2005, and for the period from inception to December 31, 2006 are as follows:

                                                            For the period
                                                             March 4, 1999
                                      Nine months ended     (inception of
                                         December 31,     development stage)
                                             2005        to December 31, 2006
                                      -----------------  --------------------
Loss on derivative liabilities        $      (2,153,344) $       (7,723,498)

Operating loss per share was $0.07 for the year ended December 31, 2006 as compared to $0.12 for the nine months ended December 31, 2005.

Liquidity and Capital Resources

Balance Sheet Data:
                                               As of December 31, 2006
                                               -----------------------

Working Capital                                $          72,881
Total Assets                                             654,049
Total Liabilities                                      1,776,174
Stockholders' Deficit                                 (1,226,957)

As of December 31, 2006, our cash position was $391,597 compared to $735,974 as of December 31, 2005.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated is Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid related to this issuance. The total commission of $76,660 on the sale was capitalized as deferred financing costs and will be amortized over the life of the note using the effective interest method. As of December 31, 2006, the cash portion of this commission was paid and the common stock portion was accrued. As of December 31, 2006, $20,657 of deferred financing costs had been amortized. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19 and determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.


Plan of Operations

Overall, during 2007, the Company's emphasis will be to:
a)   Complete drilling at the core property (Bake) per exploration plan;
b) Define the mineral resources and reserves at Bake in accordance with US/Canadian reporting standards;

Although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following:

c)   map, sample and plan drill program at Huaqiao;
d) Continue to rehabilitate and modernize underground mine and surface milling and administrative facilities (including addressing environmental and safety issues) at Huaqiao;
e)   Expand capacity.

Additional plans are:

f) Complete ongoing property acquisitions and seek other acquisitions; g) Consolidate the acquisitions by integrating them into the Company's Chinese operations.


More specifically details for each project:

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

The Company intends to:

a) assess and prioritize the potential of known mineralized zones by drilling at least 20 drill holes of lengths varying between 200 to 500 meters;
b)   explore the high priority deposits near Zone 1 and Zone 2;
c) hiring independent "western" qualified geologists to prepare resource estimates to US/Canadian standards; and
d) substantially increase our measured and indicated (proven and probable) gold resource and reserve base.


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


Huaqiao Project

The acquisition of Huaqiao has not as yet been closed, nevertheless management has decided to proceed with various activities related to this project that would be beneficial to us upon closing. The work involves general planning and budgeting, refurbishment and modernization of an existing mill on the property, and further resource determination.

Huaqiao is an operating gold mine with a maximum daily throughput of 100-150 tons per day. The historical mine operational procedures and mine records are not sufficient to show production statistics such as daily tons processed, grade, recovery etc. The operation was sufficiently successful to have purchased and installed a new, state of the art mill in 2003 consisting of:

2-stage crushing, ball mill, classifier, jig, thickener, 12 flotation cells, and 2 gravity shaker tables. This mill was operated for a short time, but stopped about two months after the trainers departed due to a lack of familiarity by the owners, who went back to using the shaker tables as before. The mining underground is not well developed, and while underground maps are available, there is little geologic mapping and no electronic model of the veins as encountered. Also lacking is regular sampling of the veins to indicate continuity of grade along the vein.

East Delta intends to do the following in 2007 at Huaqiao:

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

The above activities should build upon the proven gold reserves on this property offering the option to increase future ore production from 150 tonne/day (t/d) to 300 t/d or more.


Qinghai Hua Long Ding Shun Nickel Project

The property has not been explored by a western company. The initial work expected to be completed in 2007 by Sino Canadian is as follows:

o Exploration results from precious work in the area will be collected, translated, and compiled.
o A geologic management team will be assembled to oversee and perform the work.
o    A baseline geologic survey will be completed.
o Target areas for geophysical analysis will be determined with intent to prioritize targets.
o    Underground tunnels will be mapped and sampled.
o    All surface occurrences will be trenched and sampled.
o    Drill targets will be identified
o    Resource estimates completed for known mineralization by end of 2007.o


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

NO REVENUE AND MINIMAL ASSETS.

The Company presently does not have any revenues, nor does it anticipate operating income in the near future. Ultimately, the Company hopes to derive revenues from the producing gold mine at Huaqioa. In addition, the Company may obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

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





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   EAST DELTA RESOURCES CORP.
   (a development stage company)
   Montreal, Quebec, Canada



We have audited the accompanying consolidated balance sheet of East Delta Resources Corp., (a development stage company), as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2006, the nine months ended December 31, 2005 and for the period from March 4, 1999 (Inception) through December 31, 2006. These consolidated financial statements are the responsibility of East Delta's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements for the period March 4, 1999 (inception) through December 31, 2003, were audited by another auditor whose reports expressed unqualified opinions on those statements. The financial statements for the period March 4, 1999 (inception) through December 31, 2003, include total revenues and net loss of $0 and $971,289, respectively. Our opinion on the statements of options, stockholders' equity (deficit), and cash flows for the period from March 4, 1999 (inception) through March 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of East Delta as of December 31, 2006 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 17, 2007

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006


                                     ASSETS

Current assets:
         Cash                                                                            $        391,597
         Prepaid expenses                                                                           3,755
         Notes receivable - related party                                                         160,103
                                                                                         ----------------

  Total current assets                                                                            555,455
                                                                                         ----------------

Property, plant and equipment                                                                      42,591
Deferred financing costs                                                                           56,003
                                                                                         ----------------

Total assets                                                                             $        654,049
                                                                                         ================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
         Accounts payable and accrued liabilities                                        $        414,173
         Accounts payable - related party                                                          68,401
                                                                                         ----------------

  Total current liabilities                                                                       482,574
                                                                                         ----------------

Long-term liabilities:
         Long-term debt                                                                         1,293,600
                                                                                         ----------------

Total liabilities                                                                               1,776,174
                                                                                         ----------------

Commitments and contingencies

Minority interest                                                                                 104,832
                                                                                         ----------------

Stockholders' deficit:
         Common stock, $0.0001 par value, 100,000,000
              shares authorized, 47,004,842 shares
              issued and outstanding                                                                4,701
         Additional paid-in-capital                                                            24,198,063
         Deficit accumulated during the development stage                                     (25,429,721)
                                                                                         ----------------

  Total stockholders' deficit                                                                  (1,226,957)
                                                                                         ----------------

Total liabilities and stockholders' deficit                                              $        654,049
                                                                                         ================


               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 For the year ended December 31 2006 and the nine months ended December 31, 2005 and period from March 4, 1999 (Inception) through December 31, 2006

                                                                                        For the period
                                                                                      from March 4, 1999
                                                  Year ended      Nine Months ended     (inception of
                                                  December 31,       December 31,      development stage)
                                                      2006               2005        to December 31, 2006
                                               -----------------  -----------------  --------------------
Revenues:
   Consulting                                  $               -  $               -  $             86,544
                                               -----------------  -----------------  --------------------

   Total revenues                                              -                  -                86,544
                                               -----------------  -----------------  --------------------

Operating expenses:
   Officer and director compensation                           -              6,000               393,255
   Consulting and professional                         2,012,858          1,552,706             9,138,798
   General and administrative                            862,717          1,728,836             8,156,727
                                               -----------------  -----------------  --------------------

   Total operating expenses                            2,875,575          3,287,542            17,688,780
                                               -----------------  -----------------  --------------------

Loss from operations                                  (2,875,575)        (3,287,542)          (17,602,236)
                                               -----------------  -----------------  --------------------

   Loss on derivative liabilities                              -         (2,153,344)           (7,723,498)
   Other expense                                         (17,052)           (11,310)               (5,372)
   Loss on currency transactions                        (100,035)                 -              (100,035)
                                               -----------------  -----------------  --------------------

Loss from continuing operations
   before minority interest                            2,992,662          5,452,196            25,431,141

   Minority interest                                        (860)              (560)               (1,420)
                                               -----------------  -----------------  --------------------

Net loss                                       $      (2,991,802) $      (5,451,636) $        (25,429,721)
                                               =================  =================  ====================

Net loss per share
   Basic and diluted                           $           (0.07) $           (0.13)

Weighted average shares outstanding
   Basic and diluted                                  45,879,461         42,462,560


               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         Period from March 4, 1999 (Inception) Through December 31, 2006

                                                                           Deficit
                                                                          Accumulated
                                Common Stock     Additional                 During
                                ------------      Paid-in    Subscription Development
                               Shares     Par     Capital     Receivable    Stage        Total
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, March 4, 1999                - $     - $          - $        - $          - $          -
Shares issued
 - for cash                   10,778,000   1,078      232,333     (2,980)           -      230,431
 - for services                  843,000      84       84,216          -            -       84,300
Net loss                               -       -            -          -     (192,331)    (192,331)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 1999   11,621,000   1,162      316,549     (2,980)    (192,331)     122,400
Shares issued
 - for services                  600,000      60       59,940          -            -       60,000
Collection on subscription             -       -            -      2,980            -        2,980
Net loss                               -       -            -          -     (161,111)    (161,111)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2000   12,221,000   1,222      376,489          -     (353,442)      24,269
Shares issued
 - for services                1,000,000     100       99,900          -            -      100,000
Net loss                               -       -            -          -     (164,782)    (164,782)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2001   13,221,000   1,322      476,389          -     (518,224)     (40,513)
Shares issued
 - for services                2,000,000     200      222,800          -            -      223,000
Net loss                               -       -            -          -     (232,016)    (232,016)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2002   15,221,000   1,522      699,189          -     (750,240)     (49,529)
Shares issued
 - for services                4,500,000     450      202,386          -            -      202,836
Cancellation of shares        (4,500,000)   (450)    (202,386)         -            -     (202,836)
Net loss                               -       -            -          -     (104,382)    (104,382)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2003   15,221,000   1,522      699,189          -     (854,622)    (153,911)
Common stock subscribed          100,000      10       11,990          -            -       12,000
Warrants issued for services           -       -      300,000          -            -      300,000
Net loss                               -       -            -          -     (316,667)    (316,667)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, March 31, 2004      15,321,000   1,532    1,011,179          -   (1,171,289)    (158,578)
Shares issued
 - to acquire Omega           11,366,250   1,137    4,886,350          -            -    4,887,487
 - for services                6,569,575     657    3,085,585          -            -    3,086,242
 - for cash                    7,118,750     712    1,220,791          -            -    1,221,503
Warrants and options issued
 - for services                        -       -    2,255,040          -            -    2,255,040
Transition of instruments
  from equity to liabilities           -       -   (3,526,285)         -            -   (3,526,285)
Net loss                               -       -            -          -  (15,814,994) (15,814,994)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, March 31, 2005      40,375,575   4,038    8,932,660          -  (16,986,283)  (8,049,585)
Shares issued
  - for services               1,866,000     187    1,346,303          -            -    1,346,490
  - for cash                   2,859,751     285    1,167,565          -            -    1,167,850
Sale of minority interest              -       -      196,197          -            -      196,197
Warrants issued for services           -       -      283,478          -            -      283,478
Transition of instruments
  from liabilities to equity           -       -   10,967,583          -            -   10,967,583
Net income                             -       -            -          -   (5,451,636)  (5,451,636)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2005   45,101,326   4,510   22,893,786          -  (22,437,919)     460,377
Shares issued
  - for services               1,903,500     191    1,015,064          -            -    1,015,255
  - for cash                          16                   10          -            -           10
Warrants issued for services           -       -      286,152          -            -      286,152
Sale of minority interest              -       -        3,051          -            -        3,051
Net income                             -       -            -          -   (2,991,802)  (2,991,802)
                            ------------ ------- ------------ ---------- ------------ ------------
Balances, December 31, 2006   47,004,842 $ 4,701 $ 24,198,063 $        - $(25,429,721)$ (1,226,957)
                            ============ ======= ============ ========== ============ ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the year ended December 31 2006 and the nine months
              ended December 31, 2005 and period from March 4, 1999
                      (Inception) through December 31, 2006

                                                                                            For the period
                                                                                          from March 4, 1999
                                                      Year ended       Nine Months ended     (inception of
                                                      December 31,        December 31,     development stage)
                                                          2006               2005         to December 31, 2006
                                                    -----------------  -----------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $      (2,991,802) $      (5,451,636) $        (25,429,721)
     Adjustments to reconcile net loss to cash used
     in operating activities:
         Amortization expense                                  20,657                  -                20,657
         Loss on derivative liabilities                             -          2,153,344             7,723,498
         Loss on currency transaction                         100,035                  -               100,035
         Stock issued for services                          1,015,255          1,346,490            10,645,087
         Warrant / option expense                             286,152            283,478             2,842,470
         Minority interest                                       (860)              (560)               (1,420)
         Changes in assets and liabilities:
           Receivables and prepaid expenses                    16,697                  -                16,697
           Accounts payable and accrued liabilities           271,845            101,870               444,244
                                                    -----------------  -----------------  --------------------

CASH USED IN OPERATING ACTIVITIES                          (1,282,021)        (1,567,014)           (3,638,453)
                                                    -----------------  -----------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received from purchase of Omega
     with common stock                                              -                  -               157,687
     Loan to Sino Silver                                            -           (150,545)             (150,545)
     Note receivable from third party                         (30,010)                 -               (30,010)
     Purchase of fixed assets                                 (42,591)                 -               (42,591)
                                                    -----------------  -----------------  --------------------

CASH USED IN INVESTING ACTIVITIES                             (72,601)          (150,545)              (65,459)
                                                    -----------------  -----------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of deferred financing costs                      (38,330)                 -               (38,330)
     Payments to related party                                      -                  -               (53,000)
     Advances from related party                                    -                  -                53,000
     Proceeds from related party loan                          25,000            335,000               422,474
     Repayments of related party loan                        (175,000)          (185,000)             (422,474)
     Proceeds from convertible notes                        1,193,565                  -             1,193,565
     Sale of minority interest in subsidiary                    5,000            300,500               305,500
     Shares issued for cash, net of offering costs                 10          1,167,850             2,634,774
                                                    -----------------  -----------------  --------------------

CASH PROVIDED BY FINANCING ACTIVITIES                       1,010,245          1,618,350             4,095,509
                                                    -----------------  -----------------  --------------------

NET CHANGE IN CASH                                           (344,377)           (99,209)              391,597
     Cash, beginning of period                                735,974            835,183                     -
                                                    -----------------  -----------------  --------------------

     Cash, end of period                            $         391,597  $         735,974  $            391,597
                                                    =================  =================  ====================

Cash paid for:
     Interest                                       $          20,000  $               -  $                  -
     Income Taxes                                                   -                  -                     -

Non-cash disclosures:
     Stock payable for deferred financing costs     $          38,330  $               -  $             38,330

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

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of East Delta, its wholly-owned subsidiaries, Omega and Amingo Resources, Inc., its majority owned subsidiary, Sino Canadian Metals, Inc. ("Sino Canadian") and its majority owned subsidiary, Guizhou Amingo Resources, Inc. ("Guizhou Amingo") which is a Chinese Sino-foreign joint venture limited liability company. The Company has not identified any variable interests in which the Company is the primary beneficiary. All significant inter-company accounts and balances have been eliminated in consolidation. With respect to East Delta's investments in Guizhou Amingo, East Delta has not presented a minority interest in the accompanying consolidated financial statements because its joint venture partners are not responsible for funding operating deficits. If Guizhou Amingo generates positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by Guizhou Amingo to the extent that their minority interest balances are positive.

Change of Year End
------------------
In January 2006, East Delta changed its fiscal year end to December 31 from March 31.

Reclassifications
----------------------
Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Foreign Currency Translation
----------------------------
The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the year ended December 31, 2006 and the nine months ended December 31, 2005. The company incurred a foreign currency loss of $100,035 related to debentures denominated in Euros. (see Note 4)

Basic and Diluted Net Loss per Share
------------------------------------
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2006 and the none months ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Stock-Based Compensation
------------------------
Effective January 1, 2006, East Delta began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, East Delta accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. East Delta adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

During the twelve months ended December 31, 2006 and the nine months ended December 31, 2005, East Delta did not grant any options to its employees.

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

                                                                     For the period
                                                                      March 4, 1999
                                               Nine months ended      (inception of
                                                  December 31,      development stage)
                                                      2005         to December 31, 2006
                                               -----------------  --------------------
Net loss as reported                           $      (5,451,636) $        (25,429,721)
  Add: stock based compensation determined
       Under intrinsic value-based method                      -                84,000

  Less: stock based compensation determined
       under fair value - based method                         -              (175,000)
                                               -----------------  --------------------

Pro forma net loss                             $      (5,451,636) $        (25,520,721)
                                               =================  ====================

Basic and diluted net loss per common share:

As reported                                    $           (0.13)                  N/A
Pro forma                                                  (0.13)                  N/A

Derivative financial instruments
--------------------------------
East Delta does not use derivative instruments to hedge exposures to cash flows, market, or foreign currency risks. East Delta evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, East Delta uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements
-----------------------------------------
There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the East Delta's consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $2,991,802 and $5,451,636 for the year ended December 31, 2006 and nine months ended December 31, 2005 and has an accumulated deficit of $25,429,721 as of December 31, 2006. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - PURCHASE OF OMEGA

On June 30, 2004, East Delta acquired 100% of the outstanding membership interests of Omega. Omega was initially incorporated in Delaware and intended to engage in the business of gold exploration, development and production in China. Through the acquisition of Omega, East Delta has entered China for its mineral exploration business.

The aggregate purchase price was 11,366,250 shares of East Delta's common stock valued at $4,887,487, which was expensed in 2005. The value of the 11,366,250 common shares issued was determined based on the market price of East Delta's common shares on the date of the acquisition.

Since Omega remained a development stage company from its inception through the date of the acquisition, there are no operations to date, and since at the time of the acquisition its management team consisted of its principal assets, the transaction has not been accounted for as a business combination, but rather as a purchase of the net assets acquired.

NOTE 4 - CONVERTIBLE NOTES

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated in Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid related to this issuance. The total commission of $76,660 on the sale was capitalized as deferred financing costs and will be amortized over the life of the note using the effective interest method. As of December 31, 2006, the cash portion of this commission was paid and the common stock portion was accrued. As of December 31, 2006, $20,657 of deferred financing costs had been amortized. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19 and determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.


NOTE 5 - RELATED PARTY TRANSACTIONS

On December 28, 2005, Sino Canadian loaned Sino Silver Corp., a company operated by a related party, $150,000 in a term loan with an interest rate of 2% on the outstanding balance per month, or fraction thereof. Sino Silver's exploration properties in China were pledged as collateral to the loan. In addition to the monthly interest, Sino Canadian is to receive 100,000 of common stock of Silver Dragon Resources when the loan matures. The principal amount was paid in full on April 11, 2007. As of December 31, 2006, the 100,000 shares of common stock had not been received and the accrued interest was written off by East Delta.

In 2003, East Delta rented its office space from one stockholder under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year, which amount represented total rent expense for the year). As of April 1, 2005 and up to-date, the owner of our leased office space who is also a director and shareholder of East Delta, agreed to let us continue occupying these offices rent free until further notice. Rent was accrued at $500 per month. As of December 31, 2006, East Delta had a payable of $6,000 to this director.

In October 2004, East Delta granted 200,000 warrants to its non-employee directors, which entitle them to purchase a like number of its common shares for a price of $.20 per share at anytime through October 31, 2007. The warrants represent consideration for services provided during the quarters ended December 31, 2004 and March 31, 2005. The warrants had an estimated intrinsic value of $24,000 on the grant date, and accordingly, East Delta has recognized $24,000 of stock based compensation expense in 2004.

During the year ended March 31, 2005, East Delta issued 30,000 shares of its common stock, valued at $11,100 and 500,000 warrants to purchase common shares valued at $60,000 to its President as consideration for services rendered during the year.

During the year ended December 31, 2005:

- East Delta received total advances of $35,000 from a related party to fund its operations. These advances are due on demand, bear no interest and are unsecured. The entire $35,000 was repaid in December 2005.

- East Delta borrowed $300,000 from a related party under a term note. This note was due on November 15, 2005, bears 12% interest per annum and is unsecured. During 2005, the Company repaid $150,000 of the $300,000 amount due.

During the year ended December 31, 2006:

- East Delta repaid $150,000 on its $300,000 related party loan.

- East Delta received an advance of $25,000 from a related party to fund its operations. This advance is due on demand, bears interest at 12% per annum and is unsecured. The advance of $25,000 and interest of $20,000 were repaid in October 2006.


NOTE 5 - INCOME TAXES

East Delta uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the year ended December 31, 2006, East Delta incurred net losses and, therefore, has no tax expense. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,075,000 at December 31, 2006, and will expire in the years 2019 through 2026.

At December 31, 2006, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                      $   1,426,000
                    Less: valuation allowance                    (1,426,000)
                                                              -------------
                  Net deferred tax asset                      $           -
                                                              =============

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

During the year ending December 31, 2006:

   - East Delta issued 1,903,500 shares of common stock to consultants for their services. These shares were valued and recorded at $1,015,255.

   - East Delta sold 16 shares of common stock for cash of $10.


NOTE 7 - WARRANTS AND OPTIONS

During the three months ended March 31, 2004:

   - East Delta granted several consultants 3,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $.10 and expire on January 31, 2009. The fair value of these warrants was $300,000 which has been expensed.

During the year ended March 31, 2005:

   - East Delta granted its President 500,000 options to purchase East Delta's common stock. These options are exercisable immediately at $.20 and expire in October 2007. The intrinsic value of these options was $60,000 which has been expensed.

  - East Delta granted several consultants 7,840,500 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 5,200,000 shares at $2,200,000 shares at $.3, 1,288,000 shares at $.4, 500,000 shares at $.5, 452,500 shares at $.6 and
200,000 shares at $.75. These warrants expire in the period July 2007 through February 2010. The fair value of these warrants was $1,912,840 which has been expensed.

   - East Delta granted several investors 1,940,000 warrants associated with the sale of East Delta's common stock. These warrants are exercisable immediately at the following exercise prices: 1,700,000 shares at $.5 and 240,000 shares at $.75. These warrants expire in the period October 2007 through February 2010. The relative fair value of these warrants was $285,275.

During the nine months ended December 31, 2005:

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

During the twelve month ending December 31, 2006:

   - East Delta granted a consultant 1,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at the following exercise price: 500,000 shares at $.50 per share and 500,000 shares at $.65. These warrants expire on January 31, 2009 and July 31, 2009, respectively. The warrants were valued using the Black-Scholes method with a volatility of84.80% and a discount rate of 4.4%. The Company recorded $286,152 of expense to the warrants.

Summary information regarding options and warrants is as follows:

                                                        Weighted                            Weighted
                                                        Average                             Average
                                                        Exercise                            Exercise
                                       Options            Price           Warrants            Price
                                      ---------         --------         ----------         --------
Three months ended March 31, 2004:
  Granted                                     -         $      -          3,000,000         $   0.10
                                      ---------         --------         ----------         --------
Outstanding at March 31, 2004                 -                -          3,000,000             0.10

Twelve months ended March 31, 2005:
  Granted                               500,000             0.20          9,780,500             0.32
                                      ---------         --------         ----------         --------
Outstanding at March 31, 2005           500,000         $   0.20         12,780,500         $   0.26

Nine months ended December 31, 2005:
  Granted                                     -                -          4,839,767             0.62
                                      ---------         --------         ----------         --------

Outstanding at December 31, 2005        500,000         $   0.20         17,620,267         $   0.38

Twelve months ended December 31, 2006:
  Granted                                     -                -          1,000,000             0.58
                                      ---------         --------         ----------         --------
Outstanding at December 31, 2006        500,000         $   0.20         18,620,267         $   0.39
                                      =========         ========         ==========         ========

Options and warrants outstanding and exercisable as of December 31, 2006:

Exercise  Remaining      Options        Options        Warrants       Warrants
Price       Life       Outstanding    Exercisable    Outstanding    Exercisable
--------  ---------    -----------    -----------    -----------    -----------

$0.20     5 years          500,000        500,000              -              -
 0.10     3 years                -              -      3,000,000      3,000,000
 0.20     2 years                -              -      5,200,000      5,200,000
 0.30     1.5 years              -              -        200,000        200,000
 0.50     2 years                -              -      2,988,000      2,988,000
 0.50     4 years                -              -        500,000        500,000
 0.55     2.5 years              -              -      1,000,000      1,000,000
 0.60     2.5 years              -              -      1,000,000      1,000,000
 0.60     4 years                -              -        452,500        452,500
 0.60     2 years                -              -        200,000        200,000
 0.60     5 years                -              -        500,000        500,000
 0.60     3 years                -              -      1,500,000      1,500,000
 0.75     3 years                -              -         33,350         33,350
 0.75     2 years                -              -        406,417        406,417
 0.75     4 years                -              -        440,000        440,000
 0.75     2.5 years              -              -        200,000        200,000
 0.50     1 year                 -              -        500,000        500,000
 0.65     1 year                 -              -        500,000        500,000
                       -----------    -----------    -----------    -----------
                           500,000        500,000     18,620,267     18,620,267
                       ===========    ===========    ===========    ===========

NOTE 8 - DERIVATIVES

East Delta evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and concluded the outstanding warrants at March 31, 2005 were derivatives because East Delta did not have sufficient number of authorized shares to settle these warrants. East Delta is required to record the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as "Gain
(loss) on derivative liabilities." In October 2005, when East Delta exceeded their authorized share amount, an adjustment to debit equity of $3,526,285 was recorded to reflect the transition from equity to derivative liabilities. The statement of operations for the year ended March 31, 2005 was restated to reflect the impact of SFAS 133 and EITF 00-19.

In May 2006, East Delta received waivers from its warrant holders acknowledging that East Delta does not have sufficient authorized shares of common stock available to issue upon the exercise of all of East Delta's outstanding warrants and agreed not to request East Delta to exercise their warrants. These waivers expire at the earlier of December 31, 2006 or at such time as East Delta has amended its Certificate of Incorporation to permit the exercise of all outstanding warrants. At December 31, 2005, an adjustment to credit equity of $10,967,583 was recorded to reflect the transition from derivative liabilities to equity. As of December 31, 2006 and 2005, there were no derivative liabilities. During 2006, East Delta amended and increased its authorized shares to 100,000,000 shares.

The impact on the statements of operations for the nine months ended December 31, 2005, and for the period from inception to December 31, 2006 are as follows:

                                                            For the period
                                                             March 4, 1999
                                      Nine months ended     (inception of
                                         December 31,     development stage)
                                             2005        to December 31, 2006
                                      -----------------  --------------------
Loss on derivative liabilities        $      (2,153,344) $         (7,723,498)

Variables used in the Black-Scholes option-pricing model include (1)2% risk-free interest rate, (2) expected option life 5 years end, (3) expected volatility is 123.10% and (4) zero expected dividends.


NOTE 9 - CHANGE OF YEAR END

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
                                               =================  =================  =================

NOTE 10 - INVESTMENTS IN JOINT VENTURES IN CHINA - GUIZHOU AMINGO RESOURCES, INC. AND OTHER AGREEMENTS

In February 2004, Amingo signed a joint venture contract with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, Amingo acquired rights to develop an 85 square kilometer property in the county, and Amingo is eligible to earn up to 84% of the net revenues extracted from this particular property. In May 2004, the Guizhou Provincial Industrial and Commercial Administrative Bureau approved this joint venture project. In September 2004, the joint venture received its business license, valid for a period of twenty years and started to operate under the name of Guizhou Amingo Resources Inc ("Guizhou Amingo"). The success of this venture is fully dependant on Amingo's obtaining the necessary financing and no assurances can be given that sufficient funding will be found, and even if such funding is located, that the venture will result in any viable ore bodies being uncovered and profitably mined.

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou Amingo's early stage preliminary exploration activities. As of December 31, 2006, Amingo has funded $950,000 of this amount. Amingo also contributed approximately $514,000, which is to be used for activities outside of the joint venture. Guizhou Amingo is consolidated for financial reporting purposes.

During the quarter ended September 30, 2005, Guizhou Amingo signed an agreement with a Chinese mining company, Huaqiao Gold Mining Company of China ("Huaqiao Gold Mine") that would acquire majority ownership of the Huaqiao Gold Mine. In September 2005, Guizhou Amingo placed a deposit of $151,043 on this potential purchase. Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will have rights to explore and mine an additional one sq. km. of prospective land situated to the northeast side of the existing mine. As of December 31, 2006, the acquisition has not been closed and the deposit of $151,043 had been expensed due to the uncertainty of the closing of this acquisition.

In June 2005, East Delta signed an agreement to enter into a joint venture project, through its subsidiary, Sino-Canadian with a Chinese mining entity, Qinghai Jiahua Metal Development Co. Ltd. ("QJMD"). Under the terms of the agreement, the newly formed joint venture will acquire all the exploration and production permits owned by QJMD related to the Yuanshishan Nickel-Iron-Cobalt deposit located in Ping'an County, Qinghai Province, northwest China. The agreement gives Sino-Canadian the exclusive right to earn up to 80% of this project, subject to an immediate investment of $300,000 into the joint venture. The funds are to be used to confirm the profitability and reserves of the property. Further, the agreement requires that East Delta assume the responsibility of raising all funding necessary to bring the property to the production stage. During 2006, East Delta expended no resources on this project. As at December 31, 2006, the Chinese authorities have not given the participants licenses and permits for this project to proceed and as a result its future is uncertain.

In October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd ("Beijing TianMeng") to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract, Guizhou Amingo agreed to pay 8,500,000 RMB, approximately $1,062,500, towards the future costs of work contemplated at the site. 7,000,000 RMB, approximately $875,000, was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB, approximately $187,500, was paid and expensed in January 2006.

Amingo's net investment in China is approximately $2,200,000 through December 31, 2006. During the year ended December 31, 2006, Amingo recognized approximately $450,000 loss from its investment in China.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

East Delta uses office space provided rent free by a director under an oral agreement on a month to month basis. Rent was accrued at $500 per month. As of December 31, 2006, East Delta had a payable of $6,000 to this director.


NOTE 12 - SUBSEQUENT EVENTS

During January 2007, East Delta issued a total of 94,000 common shares valued at $23,500 to 2 consultants for administrative work related to the EURO debentures and another 75,000 common shares valued at $18,000 to a consultant in Asia related to personnel activities in China.

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

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiencies in our internal control related to financial statements disclosures, expense recognition and related party transactions. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with our auditors and other outside advisors respect to generally accepted accounting principles, providing additional training to ensure that our controls management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance and procedures are adequate increasing the frequency of internal financial statement review.

Our President has also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and has concluded that there were no significant changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.


ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT

Name                   Age           Position
----                   ---           --------
David Bikerman         47            President and Director since September 2006
Victor Sun             64            CEO and Director since inception
Louis Ladouceur        65            Director since February 2004
Felix Furst            60            Director since April 2005


David Bikerman, President and Director

David Bikerman has been in the mining field for over twenty years and has been trained in all aspects of mining enterprises from exploration through operations to the boardroom. He became President and Director of East Delta Resources Corp.
(EDLT) in August, 2006 and became President and CEO of Sino Silver Corp in May, 2005. He was Manager of Mining for RNC Resources Ltd. until sold in 2006. He was Vice President and Chief Engineer for Greenstone Resources Ltd., (1993-1996) responsible for technical analysis, project design, and engineering on Central American gold project, was Vice President and Manager of Mining of Minas Santa Rosa, S.A. (Panama); and was Member of the Board of Minera Nicaraguense, S.A. (Nicaragua). He is the principal of Bikerman Engineering & Technology Associates, Inc. (BETA), which since 1997 has offered expert services to the mining industry in financial modeling; exploration and geologic model preparation; geo-statistical and reserve analyses; environmental plans; project feasibility; and project design and management. He worked for five years (1988-1993) as an Associate at Behre Dolbear & Co., international minerals industry consultants based in New York, NY.

Mr. Bikerman holds three degrees in mining engineering: Engineer of Mines
(1995), and Master of Science in mining engineering (1985) from Columbia University, and a Bachelors of Science in mining engineering in (1981). Other mining experience includes two years as a unionized underground miner with Consolidation Coal Company in Cannonsburg, Pennsylvania; and Project Engineer for the Midwest Division in Evansville, Indiana.

Officers and Directors:

During the twelve months ended December 31, 2006, Mr. David Bikerman was appointed to the Board of Directors and to the office of President.

Victor I. H. Sun, Director, Chief Executive Officer will be acting as Chief Operating Officer and Chief Financial Officer until permanent replacements can be found.

Mr. Victor Sun, CEO and Director

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


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and
Principal Position                               Other         Long-term
Compensation: Options      Year       Salary     Bonus        Compensation
------------------      ----------   --------   --------   ------------------

Victor I. H. Sun            (1)      $  24,000       none         none
(CEO)
David Bikerman              (1)      $  40,000       none         none
(President)


(1) Twelve months ended December 31, 2006. No additional bonuses were awarded to him during the twelve months ended December 31, 2006.

(c) Options/SAR Grants Table

None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

None.

(f) Compensation of Directors

Directors are to receive, each, a sum of US$1,000 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses. As at December 31, 2006, none of the above honorarium has been paid.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..

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

     Name                                     Number of
                                              shares owned
                                              beneficially       % of total
                                              -------------      ----------

Felix Furst (1)                                 3,790,000            8.3

Victor Sun                                      1,851,000            4.1

Louis Ladouceur                                 1,460,000            3.2

David Bikerman                                    112,000            0.0

All Directors and Officers                      7,213,000           15.6

(1) Mr. Furst's shares are held by his company F. Furst Enterprises Ltd.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the twelve months ended December 31, 2006, East Delta

ITEM 13.  EXHIBITS

(a) List of exhibits

Exhibit No.    Description                                              Location
---------------------------------------------------------------------------------------
21             List of Subsidiaries                                     Provided herein
31.1           Certification Pursuant to Section 302                    Provided herein
32.1           Certification Pursuant to 18 U.S.C. Section 1350         Provided herein


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by our Auditors Fiscal Year 2006

During the twelve months ended December 31, 2006, Malone and Bailey of Houston provided various audit and audit related services to East Delta Resources. The fees associated with those services are as follows:

                                            December 31, 2006
                                            -----------------
Audit fees (1)                              $          55,315

The Board of Directors has determined that the fees received by Malone and Bailey for professional services are compatible with maintaining Malone and Bailey's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 17, 2007                    By: /s/ Victor I.H. Sun
                                           --------------------------
                                           Victor I.H. Sun
                                           President, Chief Operating Officer,
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor I.H. Sun                                       Date:  April 17, 2007
--------------------------------
Victor I.H. Sun, Director

/s/ Louis Ladouceur                                       Date:  April 17, 2007
--------------------------------
Louis Ladouceur, Director

/s/ Felix Furst                                           Date:  April 17, 2007
--------------------------------
Felix Furst, Director

/s/ David Bikerman                                        Date:  April 17, 2007
--------------------------------
David Bikerman, Director