Form 10QSB
period 2007-03-31
EAST DELTA RESOURCES CORP.
filed 2007-05-18
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                    For the three months ended March 31, 2007

     [ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange

          Act for the transition period from ____________to____________

                         Commission File Number: 0-32477



                           EAST DELTA RESOURCES CORP.
               (Exact name of registrant as specified in charter)

        DELAWARE                                     98-0212726
        --------                                     -----------
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



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO[ ]

Number of shares outstanding of the issuer's classes of stock as of April 30, 2007: 48,873,842 Shares

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB



                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                    3

          Consolidated Balance Sheets s of March 31, 2007 and
          December 31, 2006                                                    3

          Consolidated Statements of Operations for the three months
          ended March 31, 2007 and 2006                                        4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2007 and 2006                                        5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis                                 7

Item 3.   Controls and Procedures                                             11



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Securities Holders               12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

          Signatures                                                          13

                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                EAST DELTA RESOURCES CORP.
                               (A development stage company)
                                CONSOLIDATED BALANCE SHEETS
                                       (unaudited)

                                          ASSETS
                                                                March 31, 2007       December 31, 2006
                                                                --------------       -----------------
Current assets:
     Cash                                                           $    334,918          $    391,597
     Prepaid expense and other current assets                             43,091                 3,755
     Related party receivables                                            10,177               160,103
                                                                    ------------          ------------
Total current assets                                                     388,186               555,455
                                                                    ------------          ------------
Other assets:
     Property, plant and equipment, net of accumulated
     depreciation of $2,130 and $0, respectively                          50,984                42,591
     Deferred financing costs, net of accumulated
     amortization of $30,356 and $20,657, respectively                    46,270                56,003
                                                                    ------------          ------------
Total assets                                                        $    485,440          $    654,049
                                                                    ============          ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                       $    444,374          $    414,173
     Accounts payable - related parties                                   62,407                68,401
                                                                    ------------          ------------
Total current liabilities                                                506,781               482,574
                                                                    ------------          ------------
Long term liabilities:
     Notes payable                                                     1,306,840             1,293,600
                                                                    ------------          ------------
Total liabilities                                                      1,813,621             1,776,174
                                                                    ------------          ------------

Minority interest in subsidiary                                           66,233               104,832
                                                                    ------------          ------------

Stockholders' deficit:
     Common stock, $0.0001 par value, 100,000,000
       shares authorized, 47,173,842 and 47,004,842 shares
       issued and outstanding , respectively                               4,718                 4,701
     Additional paid-in-capital                                       24,439,175            24,198,063
     Deficit accumulated during the development stage                (25,838,307)          (25,429,721)
                                                                    ------------          ------------
       Total stockholders' deficit                                    (1,394,414)           (1,226,957)
                                                                    ------------          ------------
Total liabilities and stockholders' deficit                         $    485,440          $    654,049
                                                                    ============          ============

                                        EAST DELTA RESOURCES CORP.
                                       (A development stage company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the three months ended March 31, 2007 and 2006 and
              Period from March 4, 1999 (Inception of Development Stage) through March 31, 2007
                                                (unaudited)

                                                                                              For the period
                                                                                               March 4, 1999
                                                        Three months        Three months       (inception of
                                                           ended               ended         development stage)
                                                          March 31,           March 31,      through March 31,
                                                            2007                2006                2007
                                                            ----                ----                ----
Revenue:
  Consulting                                            $       --          $       --          $     86,544
                                                        ----------          ----------          ------------
  Total revenues                                                --                  --                86,544
                                                        ----------          ----------          ------------

Operating expenses:
  Officer and director compensation                             --                  --               393,255
  Consulting and professional                              248,865             264,250             9,387,663
  General and administrative                               156,956             246,442             8,313,683
                                                        ----------          ----------          ------------
Total operating expenses                                   405,821             510,692            18,094,601
                                                        ----------          ----------          ------------
Operating loss                                            (405,821)           (510,692)          (18,008,057)
                                                        ----------          ----------          ------------

  Loss on derivative liabilities                                --                  --            (7,723,498)
  Other income (expense)                                   (29,052)              5,411               (34,424)
  Loss on currency transactions                            (12,312)                 --              (112,347)
                                                        ----------          ----------          ------------
Loss before minority interest                             (447,185)           (505,281)          (25,878,326)
                                                        ----------          ----------          ------------

Minority interest                                           38,599                  --                40,019
                                                        ----------          ----------                ------

Net loss                                                $ (408,586)         $ (505,281)         $(25,838,307)
                                                        ==========          ==========          ============



Net loss per share - basic and diluted                  $    (0.01)         $    (0.01)

Weighted average shares outstanding
   - basic and diluted                                  47,051,786          45,216,358


                                         EAST DELTA RESOURCES CORP.
                                        (A development stage company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended March 31 2007 and 2006; and
               Period from March 4, 1999 (Inception of Development Stage) through March 31, 2007
                                                 (unaudited)

                                                                                              For the period
                                                                                               March 4, 1999
                                                        Three months        Three months       (inception of
                                                            ended               ended        development stage)
                                                          March 31,           March 31,      through March 31,
                                                            2007                2006                2007
                                                            ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (408,586)       $   (505,281)      $(25,838,307)
  Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation and amortization expense                    11,863                  --             32,520
     Loss on derivative liabilities                               --                  --          7,723,498
     Loss on currency transaction                             12,312                  --            112,347
     Stock issued for services                                42,250             264,250         10,687,337
     Warrant / option expense                                198,879                  --          3,041,349
     Minority interest                                       (38,599)                 --            (40,019)
     Changes in assets and liabilities:
        Receivables and prepaid expenses                     (38,482)            (19,012)           (21,785)
        Accounts payable and accrued liabilities              24,207             (47,851)           468,451
                                                        ------------        ------------       ------------
CASH USED IN OPERATING ACTIVITIES                           (196,156)           (307,894)        (3,834,609)
                                                        ------------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received from purchase of Omega
    with common stock                                             --                  --            157,687
  Loan to Sino Silver                                             --                  --           (150,545)
  Repayment from Sino Silver                                 150,000                  --            150,000
  Note receivable from third party                                --                  --            (30,010)
  Purchase of fixed assets                                   (10,523)                 --            (53,114)
                                                        ------------        ------------       ------------
CASH PROVIDED BY INVESTING ACTIVITIES                        139,477                  --             74,018
                                                        ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred financing costs                             --                  --            (38,330)
  Payments to related party                                       --                  --            (53,000)
  Advances from related party                                     --              25,000             53,000
  Proceeds from related party loan                                --                  --            422,474
  Repayments of related party loan                                --            (150,000)          (422,474)
  Proceeds from convertible notes                                 --             149,216          1,193,565
  Sale of minority interest in subsidiary                         --               5,000            305,500
  Shares issued for cash, net of offering costs                   --                  10          2,634,774
                                                        ------------        ------------       ------------
CASH PROVIDED BY FINANCING ACTIVITIES                             --              29,226          4,095,509
                                                        ------------        ------------       ------------

NET CHANGE IN CASH                                           (56,679)           (278,668)           334,918
  Cash, beginning of period                                  391,597             735,974                 --
                                                        ------------        ------------       ------------
  Cash, end of period                                   $    334,918        $    457,306       $    334,918
                                                        ============        ============       ============

Cash paid for:
  Interest                                              $         --        $         --       $         --
  Income taxes                                                    --                  --                 --

Non-cash investing and financing activities:
  Stock payable for deferred financing coasts           $         --        $         --       $     38,330

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of East Delta Resources Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in East Delta's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $408,586 for the three months ended March 31, 2007 and has an accumulated deficit and working capital deficit of $25,838,307 and $118,595, respectively, as of March 31, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 28, 2005, Sino Canadian loaned Sino Silver Corp., a company operated by a related party, $150,000 in a term loan with an interest rate of 2% on the outstanding balance per month, or fraction thereof. Sino Silver's exploration properties in China were pledged as collateral to the loan. The principal amount was paid in full during the three months ended March 31, 2007.

NOTE 5 - COMMON STOCK

During the three months ended March 31, 2007, East Delta issued 169,000 shares of common stock to several individuals for services. In connection with this transaction, East Delta recorded an expense equal to the fair value of the shares issued, which was $42,250.

NOTE 6 - WARRANTS AND OPTIONS

During the three months ended March 31, 2007, East Delta granted two consultants an aggregate 1,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $0.35 per share and expire on December 31, 2009. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 122.30%; ii) Risk free interest rate of 4.9%; iii) Expected weighted average life - 2.8 years; and
iv) No dividend yield. East Delta recorded $198,879 of expense related to these warrants.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, East Delta issued 1,700,000 shares of common stock for services. In connection with this transaction, East Delta recorded an expense equal to the fair value of the shares issued, which was $425,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Forward-Looking Statements

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

     The following discussion and analysis of our financial condition is as of March 31, 2007. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

Overview

East Delta Resources Corp., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999.

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

Our primary activity, once we become operational, will be in gold exploration, mining development and production. We also plan to participate in other mineral exploration and mining, specifically, nickel, zinc and lead. The geographic focus is in growth mining regions in Southeast Asia, primarily in China. Our goal is to establish ourselves, in these areas, as a major force in the mining industry by bringing together a network of financing sources, management expertise, the latest mining technology and extensive local industry contacts.

Results of Operations and Financial Condition

The following selected financial data for the three months ended March 31, 2007 and 2006 and the period from inception to March 31, 2007 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

                                                                                 For the period
                                                                                  March 4, 1999
                                           Three months       Three months        (inception of
                                               ended              ended        development stage)
                                             March 31,          March 31,       through March 31,
                                               2007               2006                2007
                                               ----               ----                ----
Total revenues                            $       --          $      --           $     86,544
Total operating expenses                     405,821            510,692             18,094,601
Loss before minority interest               (447,185)          (505,281)           (25,878,326)
Net loss                                    (408,586)          (505,281)           (25,838,307)

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the three months ended March 31, 2007 and 2006.

Operating expenses and net losses

Our total expenses for the three months ended March 31, 2007 and 2006 were $405,821 and $510,692, respectively. The decrease is primarily due to less operating expenses in China.

Our average monthly recurring expenses during these three months approximated $30,000 and include salaries, office overhead, professional fees, travel, business entertainment and insurance.

No officer and director compensation was paid for the three months ended March 31, 2007 and 2006.

During the three months ending March 31, 2007, we incurred an operating loss of $405,821 as compared to an operating loss of $510,692 for the three months ending March 31, 2006. As of March 31, 2007, we have a deficit accumulated during the development stage of $25,838,307.

Liquidity and Capital Resources

Balance Sheet Data:
                                  As of March 31, 2007
                                  --------------------

Working capital deficit               $  (118,595)
Total assets                              485,440
Total liabilities                       1,813,621
Stockholders' deficit                  (1,394,414)

As of March 31, 2007, our cash position was $334,918 and we had a working capital deficit of $118,595.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $408,586 for the three months ended March 31, 2007 and has an accumulated deficit and working capital deficit of $25,838,307 and $118,595, respectively, as of March 31, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing.

Plan of Operations

Overall, during 2007, the Company's emphasis will be to:

     a)   Complete drilling at the core property (Bake) per exploration plan;
     b) Define the mineral resources and reserves at Bake in accordance with US/Canadian reporting standards;

At Huaqiao, the work will be to:

     c)   map, sample and plan drill program at Huaqiao;
     d)   re-commence mining operations;
     e)   addressing environmental and safety issues;
     f)   Expand capacity.

Additional plans are:

     g)   Complete ongoing property acquisitions and seek other acquisitions;
     h) Consolidate the acquisitions by integrating them into the Company's Chinese operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

            Management has evaluated, with the participation of our President, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. This finding is based on a number of audit adjustments found by our auditor during their audit of our December 31, 2006 financial statements.

            We identified deficiencies in our internal controls and disclosure controls related to the expense recognition of stock-based compensation and accounting for minority interest. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in Internal Control over Financial Reporting

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2007, we issued 169,000 shares of our common stock to various consultants for services rendered to us.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 17, 2007                                  By: /s/ Victor Sun
                                                     --------------------------
                                                     Victor I.H. Sun
                                                     Chief Executive Officer,
                                                     Chief Operating Officer,
                                                     and Chief Financial Officer