Form 10QSB
period 2007-06-30
EAST DELTA RESOURCES CORP.
filed 2007-08-14
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2007.

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

              YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31, 2007:

               49,108,842 Common Shares

Transitional Small Business Disclosure Format:

              YES [_] NO [X]

                                                      EAST DELTA RESOURCES CORP.
                                                   (A Development Stage Enterprise)

                                                         INDEX TO FORM 10-QSB


                                                                                                                Page

PART I.   FINANCIAL INFORMATION                                                                                  3

Item 1.   Consolidated Financial Statements (unaudited)                                                          3

          Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006                                  3

          Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006        4

          Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006                  5

          Notes to Consolidated Financial Statements                                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                             7
          Operations or Plan of Operations (including cautionary statement)

Item 3.   Controls and Procedures                                                                                11

PART II.  OTHER INFORMATION                                                                                      12

Item 1.   Legal Proceedings                                                                                      12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                            12

Item 3.   Defaults Upon Senior Securities                                                                        12

Item 4.   Submission of Matters to a Vote of Securities Holders                                                  12

Item 5.   Other Information                                                                                      12

Item 6.   Exhibits and Reports on Form 8-K                                                                       12

          Signatures                                                                                             13

PART I - FINANCIAL INFORMATION

Item 1.

                                EAST DELTA RESOURCES CORP.
                               (A development stage company)
                                CONSOLIDATED BALANCE SHEETS
                                        (unaudited)

                                          ASSETS

                                                                     June 30, 2007      December 31, 2006
                                                                     -------------      -----------------
Current assets:
     Cash                                                            $    164,150            $    391,597
     Prepaid expense and other current assets                              38,397                   3,755
     Related party receivables                                             10,251                 160,103
                                                                     ------------            ------------
Total current assets                                                      212,798                 555,455

Other assets:
     Property, plan and equipment, net of accumulated
       depreciation of $2,906 and $0, respectively                         50,205                  42,591
     Deferred financing costs, net of accumulated
       amortization of $40,875 and $20,657, respectively                   35,785                  56,003
                                                                     ------------            ------------
Total assets                                                         $    298,788            $    654,049
                                                                     ============            ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                        $    426,949            $    414,173
     Accounts payable - related parties                                    22,000                  68,401
                                                                     ------------            ------------
Total current liabilities                                                 448,949                 482,574

Long term liabilities:
     Convertible notes                                                  1,320,158               1,293,600
                                                                     ------------            ------------
Total liabilities                                                       1,769,107               1,776,174
                                                                     ------------            ------------

Minority interest in subsidiary                                           126,686                 104,832

Stockholders' deficit
     Common stock, $0.0001 par value, 50,000,000
       shares authorized, 48,998,842 and 47,004,842 shares
       issued and outstanding, respectively                                 4,900                   4,701
     Additional paid-in-capital                                        24,892,743              24,198,063
     Deficit accumulated during the development stage                 (26,494,648)            (25,429,721)
                                                                     ------------            ------------
       Total stockholders' deficit                                     (1,597,005)             (1,226,957)
                                                                     ------------            ------------
Total liabilities and stockholders' deficit                          $    298,788            $    654,049
                                                                     ============            ============

                                        EAST DELTA RESOURCES CORP.
                                       (A development stage company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three and Six months ended June 30, 2007 and 2006 and
                        Period from March 4, 1999 (inception) through June 30, 2007
                                                 (unaudited)

                                                                                                                For the period
                                                                                                                 March 4, 1999
                                             Three months     Three months      Six months       Six months      (inception of
                                                ended            ended            ended            ended       development stage)
                                               June 30,         June 30,         June 30,         June 30,         to June 30,
                                                 2007            2006             2007             2006              2007
                                                 ----            ----             ----             ----              ----
Revenues:
  Consulting                                 $          -     $          -     $          -     $          -     $     86,544
                                             ------------     ------------     ------------     ------------     ------------
  Total revenues                                        -                -                -                -           86,544
                                             ------------     ------------     ------------     ------------     ------------
Operating expenses:
  Officer and director compensation                     -                -                -                -          393,255
  Consulting and professional                     539,824           92,957          788,689          357,207        9,927,487
  General and administrative                      185,498          203,951          342,454          450,394        8,499,181
                                             ------------     ------------     ------------     ------------     ------------
  Total operating expenses                        725,322          296,908        1,131,143          807,601       18,819,923
                                             ------------     ------------     ------------     ------------     ------------
Operating loss                                   (725,322)        (296,908)      (1,131,143)        (807,601)     (18,733,379)

  Loss on derivative liabilities                        -                -                -                -       (7,723,498)
  Interest income                                  98,572           14,456           69,520           19,867           64,148
  Loss on currency transactions                   (12,796)               -          (25,108)               -         (125,143)
                                             ------------     ------------     ------------     ------------     ------------
Net loss before
  minority interest                              (639,546)        (282,452)      (1,086,731)        (787,734)     (26,517,872)

Minority interest in subsidiary
  income (loss)                                   (16,795)           4,878           21,804            4,878           23,224
                                             ------------     ------------     ------------     ------------     ------------

Net loss                                     $   (656,341)    $    277,574)    $(1,064,927)     $   (782,856)    $(26,494,648)
                                             ============     ============     ============     ============     ============

Basic and diluted
  net loss per share                         $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)

Weighted average shares outstanding
  basic and diluted                            48,856,534       45,509,842       47,959,146       45,363,911

                                           EAST DELTA RESOURCES CORP.
                                          (A development stage company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Six months ended June 30 2007 and 2006 and
                           Period from March 4, 1999 (inception) through June 30, 2007
                                                   (unaudited)

                                                                                                         For the period
                                                               Six months            Six months           March 4, 1999
                                                                  ended                 ended              (inception)
                                                                June 30,              June 30,             to June 30,
                                                                  2007                  2006                  2007
                                                                  ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (1,064,927)         $   (782,856)         $(26,494,648)
  Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation and amortization expense                          23,127                 2,720                43,784
     Loss on derivative liabilities                                      -                     -             7,723,498
     Loss on currency transactions                                  25,108                     -               125,143
     Stock issued for services                                     496,000               264,205            11,141,087
     Warrant / option expense                                      198,879                     -             3,041,349
     Minority interest                                              21,854                (4,878)               20,434
     Changes in assets and liabilities:
       Prepaid expenses and other receivables                      (33,862)             (124,867)              (17,165)
       Accounts payable and accrued liabilities                    (33,103)             (119,172)              411,141
                                                              ------------          ------------          ------------
CASH USED IN OPERATING ACTIVITIES                                 (366,924)             (764,848)           (4,005,377)
                                                              ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received from purchase of Omega
   with common stock                                                     -                     -               157,687
  Loan to Sino Silver                                                    -                     -              (150,545)
  Repayment from Sino Silver                                       150,000                     -               150,000
  Note receivable from third party                                       -                     -               (30,010)
  Purchase of fixed assets                                         (10,523)                    -               (53,114)
                                                              ------------          ------------          ------------
CASH PROVIDED BY INVESTING ACTIVITIES                              139,477                     -                74,018
                                                              ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of deferred financing costs                                    -               (38,330)              (38,330)
  Payments to related party                                              -                25,000               (53,000)
  Advances from related party                                            -                     -                53,000
  Proceeds from related party loan                                       -                     -               422,474
  Repayments of related party loan                                       -              (150,000)             (422,474)
  Proceeds from convertible notes                                        -             1,193,565             1,193,565
  Sale of minority interest in subsidiary                                -                 5,000               305,500
  Shares issued for cash, net of offering costs                          -                    10             2,634,774
                                                              ------------          ------------          ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                    -             1,035,245             4,095,509
                                                              ------------          ------------          ------------
NET CHANGE IN CASH                                                (227,447)              270,397               164,150
  Cash, beginning of period                                        391,597               735,974                     -
                                                              ------------          ------------          ------------
  Cash, end of period                                         $    164,150          $  1,006,371          $    164,150
                                                              ============          ============          ============
Cash paid for:
  Interest                                                    $     41,010          $          -          $     41,010
  Income Taxes                                                           -                     -                     -

Non-cash investing and financing activities:
  Stock payable for deferred financing costs                             -                38,330                38,330

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


NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $1,064,927 for the six months ended June 30, 2007 and has an accumulated deficit and working capital deficit of $236,151 as of June 30, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.


NOTE 3 - RELATED PARTY TRANSACTIONS

On December 28, 2005, Sino Canadian loaned Sino Silver Corp., a company operated by a related party, $150,000 in a term loan with an interest rate of 2% on the outstanding balance per month, or fraction thereof. Sino Silver's exploration properties in China were pledged as collateral to the loan. The principal amount was paid in full during the six months ended June 30, 2007. In addition to the principal repayment, Sino Canadian received 100,000 common shares of Silver Dragon Resources as interest. 50,000 unrestricted shares of Silver Dragon were sold on the open market for $101,500 and 50,000 restricted shares of Silver Dragon Resources were sold to two related parties at $50,000. Sino Canadian recognized $71,750 loss in the later transaction.


NOTE 4 - COMMON STOCK

During the six months ended June 30 2007, East Delta issued 1,994,000 shares of common stock for services. These shares were recorded at their fair value of $496,000.


NOTE 5 - WARRANTS

During the six months ended June 30, 2007, East Delta granted two consultants 1,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $0.35 per share and expire on December 31, 2009. These warrants were valued using the Black-Scholes Method with the following assumptions: i) expected share price volatility of 122.30%; ii) risk free interest rate of 4.9%; iii) expected weighted average life - 2.8 years; and iv) no dividend yield. East Delta recorded $198,879 warrant expense related to these grants.

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

The following discussion and analysis of our financial condition is as of June 30, 2007. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

Overview

East Delta Resources Corp., ("we", or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999.

We are a start-up, development stage company and have not yet generated or realized any revenues from our new business operations. Since inception, we have sold our equity to raise money for property acquisitions, corporate expenses and to repay outstanding indebtedness. Our current business strategy focuses on gold exploration and mining development in mainland China.

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

Results of Operations and Financial Condition

The following selected financial data for the three and six months ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company:

                                                                                                    For the period
                                                                                                    March 4, 1999
                               Three Months        Three Months    Six Months        Six Months     (inception of
                                   ended              ended          ended             ended      development stage)
                                  June 30,           June 30,       June 30,          June 30,     through June 30,
                                   2007               2006            2007              2006
                                   ----               ----            ----              ----        ---------------
Total revenues                 $       --         $      --        $       --       $        --      $     86,544
Total operating expenses          725,322           296,908         1,131,143           807,601        18,819,923
Loss before minority interest    (639,546)         (282,452)       (1,043,123)         (787,734)      (26,517,872)
Net loss                         (656,341)         (277,574)       (1,064,927)         (782,856)      (26,494,648)

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the three and six months ended June 30, 2007 and 2006.

Operating expenses and net losses

Our total expenses for the three and six months ended June 30, 2007 were $725,322 and $1,131,143, respectively, compared to $296,908 and $807,601 for the three and six months ended June 30, 2006, respectively. The increase is primarily due to stock issued to consultants for services.

Our average monthly recurring expenses during these three months approximated $30,000 and include salaries, office overhead, professional fees, travel, business entertainment and insurance.

No officer and director compensation was paid for the three and six months ended June 30, 2007 and 2006.

During the three and six months ending June 30, 2007, we incurred an operating loss of $725,322 and $1,131,143 respectively, as compared to an operating loss of $296,908 and $807,601 for the three and six months ending June 30, 2006, respectively. As of June 30, 2007, we have a deficit accumulated during the development stage of $26,494,648.

            Liquidity and Capital Resources

            Balance Sheet Data:
                                              As of June 30, 2007
                                              --------------------

            Working capital deficit               $  (236,151)
            Total assets                              298,788
            Total liabilities                       1,769,107
            Stockholders' deficit                  (1,597,005)

As of June 30, 2007, our cash position was $164,150 and we had a working capital deficit of $236,151.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $1,064,927 for the six months ended June 30, 2007 and has an accumulated deficit of $26,494,648 and working capital deficit of $236,151 as of June 30, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Office, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Office concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. This finding is based on a number of review adjustments found by our auditor during their review of our June 30, 2007 financial statements.

We identified deficiencies in our internal controls and disclosure controls related to the expense recognition of stock-based compensation and accounting for minority interest. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2007, we issued 1,825,000 shares of our common stock to various consultants for services rendered to us.

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

     Dated: August 14, 2007                      By: /s/ Victor Sun
                                                 --------------------------
                                                 Victor I.H. Sun
                                                 Chief Executive Officer,
                                                 Chief Operating Officer,
                                                 and Chief Financial Officer