Form 10QSB
period 2007-09-30
EAST DELTA RESOURCES CORP.
filed 2007-11-14
CIK 1093933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2007.

     [_]  Transition report pursuant to Section 13 or 15(d) of the Exchange

         Act for the transition period from ____________to____________.

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 14, 2007.

                            49,108,842  Common Shares

Transitional Small Business Disclosure Format:

                                 YES [_] NO [X]

                                                      EAST DELTA RESOURCES CORP.
                                                   (A Development Stage Enterprise)

                                                         INDEX TO FORM 10-QSB


                                                                                                                Page

PART I.   FINANCIAL INFORMATION                                                                                  3

Item 1.   Consolidated Financial Statements (unaudited)                                                          3

          Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006                             3

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 2007 and 2006                                                                      4

          Consolidated Statements of Cash Flows for the three months and nine months
          ended September 30, 2007                                                                               5

          Notes to Consolidated Financial Statements                                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                             7
          Operations or Plan of Operations (including cautionary statement)

Item 3.   Controls and Procedures                                                                                11

PART II.  OTHER INFORMATION                                                                                      12

Item 1.   Legal Proceedings                                                                                      12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                            12

Item 3.   Defaults Upon Senior Securities                                                                        12

Item 4.   Submission of Matters to a Vote of Securities Holders                                                  12

Item 5.   Other Information                                                                                      12

Item 6.   Exhibits and Reports on Form 8-K                                                                       12

          Signatures                                                                                             13

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                September 30, 2007     December 31, 2006
                                                                                ------------------     -----------------
Current assets:
     Cash                                                                           $     66,788        $    391,597
     Prepaid expense and other current assets                                             77,995               3,755
     Related party receivables                                                                 -             160,103
                                                                                    ------------        ------------
Total current assets                                                                     144,783             555,455
Other assets:

     Property, plant and equipment, net of accumulated
       depreciation of $7,441 and $0, respectively                                        45,673              42,591
     Deferred financing costs, net of accumulated
       amortization of $49,428 and $20,657, respectively                                  24,512              56,003
                                                                                    ------------        ------------
Total assets                                                                        $    214,968        $    654,049
                                                                                    ============        ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                       $    450,561        $    414,173
     Accounts payable - related parties                                                   22,000              68,401
     Short-term note payable                                                              39,900                   -
                                                                                    ------------        ------------
Total current liabilities                                                                512,461             482,574

Long term liabilities:
     Convertible notes                                                                 1,398,636           1,293,600
                                                                                    ------------        ------------
Total liabilities                                                                      1,911,097           1,776,174

Minority interest in                                                                     124,742             104,832

Stockholders' deficit
     Common stock, $0.0001 par value, 50,000,000 shares
       authorized, 49,108,842 and 47,004,842 shares
       issued and outstanding, respectively                                                4,911               4,701
     Additional paid-in-capital                                                       24,922,431          24,198,063
     Deficit accumulated during the development stage                                (26,748,213)        (25,429,721)
                                                                                    ------------        ------------
       Total stockholders' deficit                                                    (1,820,871)         (1,226,957)
                                                                                    ------------        ------------
Total liabilities and stockholders' deficit                                         $    214,968        $    654,049
                                                                                    ============        ============

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                           CONSOLIDATED STATEMENTS OF
                     OPERATIONS Three and Nine months ended
                         September 30, 2007 and 2006 and
        Period from March 4, 1999 (inception) through September 30, 2007
                                   (unaudited)

                                            Three months      Three months    Nine months      Nine months    For the period
                                               ended             ended           ended           ended        March 4, 1999
                                           September 30,     September 30,    September 30,   September 30,   (inception of
                                                2007             2006            2007             2006         development
                                                                                                                 stage)to
                                                                                                               September 30,
                                                                                                                   2007
Revenues:

Consulting                                  $          -     $          -     $          -     $          -     $     86,544
                                            ------------     ------------     ------------     ------------     ------------
   Total revenues
                                                       -                -                -                -           86,544
 Operating expenses:
   Officer and director compensation                   -                -           13,500                -          393,255
   Consulting and professional                    34,864          483,953          929,555          879,490        9,962,351
   General and administrative                    102,172           91,247          325,124          503,311        8,601,353
                                            ------------     ------------     ------------     ------------     ------------
   Total operating expenses                      137,036          575,200        1,268,179        1,382,801       18,956,959
                                            ------------     ------------     ------------     ------------     ------------

 Operating loss                                 (137,036)        (575,200)      (1,268,179)      (1,382,801)     (18,870,415)

   Loss on derivative liabilities                      -                -                -                -       (7,723,498)
   Interest income (expense)                     (30,067)               -           39,453                -           34,081
   (Loss) gain on currency transactions          (84,518)         (17,909)        (109,626)           1,958         (209,661)
                                            ------------     ------------     ------------     ------------     ------------

 Net loss before
   minority interest                            (251,621)        (593,109)      (1,338,352)      (1,380,843)     (26,769,493)

 Minority interest in subsidiary
   income (loss)                                  (1,944)          (3,481)          19,860            1,397           21,280
                                            ------------     ------------     ------------     ------------     ------------

 Net loss                                   $   (253,565)    $   (596,590)    $ (1,318,492)    $ (1,379,446)    $(26,748,213)
                                            ============     ============     ============     ============     ============

 Basic and diluted
   net loss per share                       $      (0.01)    $      (0.01)    $      (0.03)    $      (0.03)

 Weighted average shares outstanding
   basic and diluted                          49,108,842       45,509,842       48,348,677       45,414,235

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine months ended September 30 2007 and 2006 and
        Period from March 4, 1999 (inception) through September 30, 2007
                                   (unaudited)

                                                                   Nine months        Nine months         For the period
                                                                ended September          ended            March 4, 1999
                                                                    30, 2007         September 30,        (inception of
                                                                                         2006              development
                                                                                                            stage) to
                                                                                                          September 30,
                                                                                                              2007
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (1,318,492)         $ (1,379,446)         $(26,748,213)
   Adjustments to reconcile net loss to cash used
   in operating activities:
      Depreciation and amortization expense                           38,932                11,356                59,589
      Loss on derivative liabilities                                       -                     -             7,723,498
      Loss on currency transactions                                  109,626                                     203,621
      Stock issued for services                                      525,700               264,205            11,170,786
      Warrant / option expense                                       198,879                     -             3,041,349
      Minority interest                                               19,860                (1,397)               18,440
      Changes in assets and liabilities:
        Prepaid expenses and other receivables                       (63,209)              (29,870)              (46,512)
        Accounts payable and accrued liabilities                     (15,482)              124,240               434,803
                                                                ------------          ------------          ------------
 CASH USED IN OPERATING ACTIVITIES                                  (504,186)           (1,010,912)           (4,142,639)
                                                                ------------          ------------          ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from purchase of Omega
    with common stock                                                      -                     -               157,687
   Loan to Sino Silver                                                     -                25,000              (150,545)
   Repayment from Sino Silver                                        150,000                     -               150,000
   Note receivable from third party                                        -               (30,010)              (30,010)
   Purchase of fixed assets                                          (10,523)                    -               (53,114)
                                                                ------------          ------------          ------------
 CASH USED IN INVESTING ACTIVITIES                                   139,477                (5,010)               74,018
                                                                ------------          ------------          ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of deferred financing costs                                     -               (38,330)              (38,330)
   Payments to related party                                               -                     -               (53,000)
   Advances from related party                                             -                     -                53,000
   Proceeds from related party loan                                        -                     -               422,474
   Repayments of related party loan                                        -              (150,000)             (422,474)
   Proceeds from short term note payable                              39,900                     -                39,900
   Proceeds from convertible notes                                         -             1,193,565             1,193,565
   Sale of minority interest in subsidiary                                 -                 5,000               305,500
   Shares issued for cash, net of offering costs                           -                    10             2,634,774
                                                                ------------          ------------          ------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                39,900             1,010,245             4,135,409
                                                                ------------          ------------          ------------
 NET CHANGE IN CASH                                             $   (324,809)         $     (5,677)         $     66,788
                                                                ============          ============          ============
   Cash, beginning of period                                         391,597               735,974                     -
                                                                ------------          ------------          ------------
   Cash, end of peroid                                          $     66,788          $    730,297          $     66,788
                                                                ============          ============          ============
 Cash paid for:
   Interest                                                     $     41,010         $           -          $     45,330
   Income Taxes                                                            -                     -                     -

Non-cash investing and financing activities:
   Stock payable for deferred financing costs                              -                38,330                38,330

                           EAST DELTA RESOURCES CORP.
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of East Delta Resources Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in East Delta's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $1,318,492 for the nine months ended September 30, 2007 and has an accumulated deficit and working capital deficit of $26,748,213 and $367,678, respectively as of September 30, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 -  RELATED PARTY RECEIVABLE

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

NOTE 4 - NOTE PAYABLE

In July 2007, East Delta borrowed $39,900 under a $50,000 term loan. This note is due on September 1, 2008, bears interest at 12% per annum. East Delta received the remaining $10,100 in October 2007.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2007, East Delta issued 2,104,000 shares of common stock to its consultants for services. These shares were recorded at their fair value of $525,700.

NOTE 6 - WARRANTS

During the nine months ended September 30, 2007, East Delta granted two consultants an aggregate 1,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $0.35 per share and expire on December 31, 2009. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 122.30%;
ii) Risk free interest rate of 4.9%; iii) Expected weighted average life - 2.8 years; and iv) No dividend yield. East Delta recorded $198,879 of expense related to these warrants.

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

The following discussion and analysis of our financial condition is as of September 30, 2007. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

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

Results of Operations and Financial Condition


The following selected financial data for the three and nine months ended September, 30, 2007 and 2006 and the period from inception to September 30, 2007 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.


                                                                                                   For the period
                                                                                                    March 4, 1999
                                 Three Months     Three Months    Nine Months    Nine Months        (inception of
                                     Ended            Ended           Ended          Ended       development stage)
                                   September 30,  September 30,  September 30,  September 30,    through September 30,
                                      2007            2006            2007           2006                2007
                                ---------------- --------------- ------------------------------ ----------------------
Total revenues                      $      -          $      -       $      -      $         -       $     86,544

Total operating expenses             137,036           575,200      1,268,179         1,382,801        18,958,472

Loss before minority interest       (251,621)         (593,109)    (1,338,352)       (1,380,843)      (26,769,493)
Net loss                        $   (253,565)     $   (596,590)  $ (1,318,492)     $ (1,379,446)     $(26,748,213)

Revenues

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the three and nine months ended September 30, 2007 and 2006.

Operating expenses and net losses

Our total expenses for the three and nine months ended September 30, 2007 were $137,036 and $ 1,268,179, respectively, compared to $575,200 and $1,382,801 for the three and six months ended September 30, 2006, respectively. The increase is primarily due to stock issued to consultants for services.

Our average monthly recurring expenses during these three months approximated $30,000 and include salaries, office overhead, professional fees, travel, business entertainment and insurance.

No officer and director compensation was paid for the three and nine months ended September 30, 2007 and 2006.

During the three and nine months ending September 30, 2007, we incurred an operating loss of $137,036 and $ 1,268,179, respectively, as compared to an operating loss of $575,200 and $1,382,801 for the three and nine months ending September 30, 2006, respectively. As of September 30, 2007, we have a deficit accumulated during the development stage of $26,748,213.

Liquidity and Capital Resources

Balance Sheet Data:
                                 As of September 30, 2007
                                  --------------------

Working capital deficit               $   (367,678)
Total assets                               214,968
Total liabilities                        1,911,097
Stockholders' deficit                    1,820,871

As of September 30, 2007, our cash position was $ 66,788 and we had a working capital deficit of $ 367,678.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $1,318,492 for the nine months ended September 30, 2007 and has an accumulated deficit and working capital deficit of $26,748,213 and $367,678, respectively as of September 30, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

Plan of Operations

Overall, during 2007 and early 2008, the Company's emphasis will be to:

a)   complete drilling at the core property (Bake) per exploration plan;
b)   develop additional drilling programs over an expanded area at the site;
c) define the mineral resources and reserves uncovered to date at Bake in accordance with US/Canadian reporting standards.

At Huaqiao, the work will be to:

c)   map, sample and plan drill program at Huaqiao;
d)   re-commence mining operations;
e)   addressing environmental and safety issues; construct a tailings pool;
f)   develop plans for expanding capacity.

Additional plans for China are:

g)   Complete ongoing property acquisitions and seek other acquisitions;
h) Consolidate the acquisitions by integrating them into the Company's Chinese operations.

Sino-Canadian Metals Inc.

Sino-Canadian Metals plans to invest in a joint venture in China, Qinghai Dong Zhou Metals Development Company Limited. Dong Zhou is currently building a small pilot project to process up to 50 tonnes of nickel ore. Preparations are under way to start to produce nickel by late winter/early spring 2008. A factory has been rented and all necessary equipment is being purchased and installed. In addition, Dong Zhou is negotiating with two regional nickel mines for their raw material for this plant.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings


NONE


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2007, we issued 110,000 shares of our common stock to various consultants for services rendered to us.

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

Dated: November 14, 2007                             By: /s/ Victor Sun
                                                     --------------------------
                                                     Victor I.H. Sun
                                                     Chief Executive Officer,
                                                     Chief Operating Officer,
                                                     and Chief Financial Officer