Form 10KSB/A
period 2006-12-31
EAST DELTA RESOURCES CORP.
filed 2008-02-14
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------------
FORM 10-KSB /A
(Amendment No. 1)

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
 Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant: $19,498,002.

As of March 14, 2007, the Registrant had 47,173,842 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX TO FORM 10-KSB
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2006

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS.  This Form 10-KSB contains statements that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe, “ project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•    Changes in existing laws or the introduction of new laws, regulations or policies that could affect our business practices:  these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.
•    Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion.
•    Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws that could increase our costs of operations.
•    Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.
•    Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.
•    Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

ITEM 1. Description of Business

(a) Business Development

East Delta Resources Corp., formerly Avic Technologies Ltd., (“we”, or the "Company" or "EDLT"), a Delaware corporation, was incorporated on March 4, 1999. We have not been involved with any bankruptcy, receivership or similar proceedings.

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

This joint venture was never realized, and in December 2001, the Board of Directors of EDLT decided to close its China operations and re-orient the business goal of the Company elsewhere. Eventually, after several unsuccessful attempts at new undertakings, the Board was presented with an opportunity in the mining industry and decided to enter this field and maintain its geographic focus on China. On February 4, 2004, the Company signed a share Exchange (and Purchase) Agreement to acquire all common and voting shares of East Delta Resources Corp., a Delaware corporation, who subsequently changed its name to Omega Resources Inc. (“Omega”). Omega through its wholly owned Canadian subsidiary, Amingo Resources Inc., was in the business of exploration and mining of gold and other precious metals, primarily in China.

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

Business Opportunity

Despite the presence in China of a sizable number of “Western” resource companies, the modern mining industry in China can still be considered to be in its infancy, with huge tracts of land completely unexplored, under-explored or under-developed. In addition to developing new properties, many existing mining operations have great potential to be further exploited, as the lack of adequate funding has prevented the acquisition of up-to-date and efficient methods and equipment. The central and local governments have long recognized these problems and have become very amenable to doing business with foreign companies.

Business Strategy

We plan to develop our business mostly through acquisitions and/or joint ventures with local participants in project that we expect to have substantial equity and management control. We do not view ourselves as a “pure exploration company”. Priority is to be given to the more advanced potential mining properties; projects where most of the exploration and pre-feasibility study work have already been done. The objective is to become the owner of producing mines in the shortest term possible and with exploration risks mitigated as much as possible. With profit potential adequately demonstrated and funding available, a new plant can be in production in as quick as twelve months. Currently, in China, all major new gold facilities using modern technology and equipment and capable of producing large amounts of gold are still fully controlled by the central government. Thus, EDLT’s and Amingo’s main targets are the small to medium sized gold and base metals projects.

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

Accomplishments and Activities to-date

Guizhou Amigo and the Bake Project

Prior to the acquisition and re-naming, EDLT had acquired 100% of the voting shares of Amingo Resources Inc., a Canadian based company whose major work is in gold exploration and mining in China. A large part of our efforts for the immediate term are directed to develop Amingo and our Chinese properties. Amingo’s activities and operations have successfully been integrated in our own and major business plans and activities in the Province of Guizhou (China) coincide with those of Amingo’s.

In February 2004, Amingo signed a Joint Venture Contract (hereinafter the “JV”) with the provincial and county governments of Guizhou Province and Jinping County, respectively, to explore and mine gold within their territories. Under the terms of the agreement, a Chinese joint venture company was formed, the Guizhou Amingo Resources Inc., Amingo acquired rights to develop a 85 square kilometer property in the county (referred to as “Bake”), and is eligible to earn up to 84% of the net revenues extracted from this particular property. At the outset Amingo owned 70% of the JV, and each governmental entity retains 15%.InMay 2004 the Guizhou Provincial Industrial and Commercial Administrative Bureau approved the JV operating under the name Guizhou Amingo Resources Inc. and issued it a business license, valid for a period of twenty years. In December, 2004, the governmental authorities granted the JV an exploration license covering all parts of the Bake property (described below).

Terms of the joint venture agreement require us to invest $1,000,000 in exploration activities at the property and give us the right to maintain a majority of the Board of Directors of Guizhou-Amingo and thereby control of the operations of the joint venture.

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

Location of the Property.

To locate the Bake property, within Jinping county, Gizhou Province, China, refer to the attached exhibits for maps numbered 1, 2a, 2b. The maps indicate location and general access to our Bake property.

Please note that the markings indicating and delineating the location of Bake on maps 1, 2a, and 2b, do not correspond to the actual property size, and are for illustrative purposes only.

Description of Bake Property

Exploration rights at Bake are 100% owned by Guizhou-Amingo and our equity participation in this joint venture company gives us a 70% interest. And as indicated the remaining 30% are owned by the provincial government of Guizhou province and the local county government of Jinping, equally. Guizhou Amingo currently has an exploration license issued by the (Federal) Bureau of Land and Resources, Permit number 0100000510061 on the concession  issued on April 7, 2005 and expirimng April 7, 2007. The JV does not at this time possess a license to mine any resources on this property.

The Bake property is a turbidite-hosted gold quartz vein type situated in Jinping County covering an area of approximately 85 square kilometers (21,000 acres).

Geological Setting – Bake-Jiaoyun Deposits (refer to attached maps figures 1, 2a, 2b and 9)

The Bake-Jiaoyun project is located about 14 kilometers south of the Town of Jinping with access on a paved, year-round drivable road. The geographic co-ordinates of the property are Latitude 109 6’45” to 109 15’00” E, Longitude 26 30’00” to 26 37’3”.

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

From the years 2001 to 2003, EbisTech Inc., a Canadian based geological consultancy co-owned by Dr. Huan Lu, conducted a survey program under the project entitled, “Cooperative Exploration of Bake-Jiaoyun” which formed the basis of the founding of Amingo and originated the proposal that further exploration and development of the gold deposits of the area be undertaken. It was clearly shown that Guizhou province hosted turbidite type gold deposits very similar to those found in Nova Scotia and Australia, both of which to date have been successfully mined.

Brigade 101 Geological Exploration Team, BGMR of the Province of Guizhou, China, did extensive work on a very small portion (less than 6%) of the Bake property and issued its report through the China Geological Survey. Based on the “Technical Requirements of Mineral Resources Estimates and Calculation for Solid Mineral Deposit”.  they reported the outline of one prominent mineralized zone providing, in our estimation, sufficient justification for the Company to proceed with further exploration. These “resources estimates” do not conform with current Canadian NI 43-101 reporting standards and are not to be construed as a resource but are being used by us simply to give an indication of significant mineralization which requires substantive follow-up.

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

Bake – Zone 1 (adjacent to and NE of RuiXin)

This zone is an extension of an adjacent property referred to as the RuiXin mine (which is not part of East Delta’s mining concession) into the Bake property located in the northeast part of the RuiXin mine. Several veins have been identified at RuiXin and at least 4 clearly extend into the Bake. The size of this zone is about 2.1 sq. km. and is found to be continuing along the axis of the anticline.

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

Besides the Au (gold) content, Ag (silver), As (arsenic) and Sb (antimony) have also been identified.

The most recent results of the work done in the geological survey of the Bake NE area are summarized as follows:

• 9 quartz vein outcrops have been discovered and sampled.
• 4 of these 9 veins are associated with sulfide such as pyrite and arsenopyrite
• 8 of the quartz veins are parallel bedding veins.
• A detailed geological map of 1:2000 of Bake NE has been completed.

Bake – Zone 2 (adjacent and SW of RuiXin)

As is Zone 1, this zone is also an extension of RuiXin mine into the Bake territory except that it is located in the southwest part of the RuiXin mine. As in the previous zone, several of the identified veins at RuiXin extend into Bake. The size of this zone is about 2 km2, also along the axis of the anticline. Detailed geological, topographic and geochemical surveys are underway and the results are expected to be available towards the end of January, 2007.

Potential Acquisitions

The second track that we are undertaking is to acquire producing (or near-producing) mines to provide immediate cash flow for us.

Huaqiao Project

Huaqiao Mine (Tonggu Gold Deposit)

We have entered into an agreement that gives us the right to acquire a 77.5% interest in this mine but as at year end the purchase had not as yet closed and no reasonable estimate of if and when this will occur can be given. The following is for informational purpose and is not to be construed as any asset of the Company.

Operations at the mine are currently run by a private company.

In October 2005, we signed an agreement with, Huaqiao Gold Mining Company of China that would permit us to acquire majority ownership of their Huaqiao gold mine.

Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000 over three months, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will obtain rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaqiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years, according to information provided to us, the mine generated a total of 20,000 ounces. Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level. Data supplied to us by Huaqiao with regards to the remaining resources has not been independently validated to date, which we plan to do prior to committing additional substantive investments.

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

Terms of Acquisition- Under the terms of the agreement, EDLT will be required to inject $500,000 over three months, to built new shafts, upgrade the safety of the mine, improve on environmental considerations and modernize the mining process. The total estimated investment required to complete the acquisition, expand and upgrade the mine is approximately $2,000,000.  In addition, EDLT will acquire rights to explore and mine an additional one km2 of prospective land situated to the NE side of the existing mine, with an option to increase this to 10 km2.

We have adequate funding in hand to proceed with this acquisition and anticipate integration of the mining operation into our Company by late spring 2007.

Other Potential Acquisitions and Projects

Through Sino-Canadian Metals Inc., a 63% owned subsidiary of East Delta, we signed a letter of intent with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to explore, mine and produce base metals. Our first project is to acquire exploration rights and then investigate the potential to of a nickel-copper property located 160 kilometers southeast of XiNing, the capital of Qinhai Province in northwest China, covering an area of approximately 17 square kilometers.

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

Statement of Operations Data:

			For the period
			March 4, 1999
	Year ended	Nine months ended	(inception of
	December 31,	December 31,	development stage)
	2006	2005	to December 31, 2006

Total revenues	$-	$-	$86,544
Total operating expenses	2,875,575	3,287,542	17,688,780
Loss from continuing operations
before minority interest	2,992,662	5,452,196	25,431,141
Net loss	(2,991,802)	(5,451,636)	(25,429,721)
Loss per share	(0.07)	(0.13)	n/a

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

A large portion of our expenses was in stock based compensation amounting to $1,015,255 for the year ended December 31, 2006 and $1,346,490 for the nine months ended December 31, 2005. These amounts were paid in stock as finder’s fees for the several agreements that were entered into during the year ended December 31, 2006 and to several geological, financial and management consultants.  Further, in October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd (“Beijing TianMeng”) to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract Guizhou-Amingo agreed to pay 8,500,000 RMB towards the future costs of work contemplated at the site. 7,000,000 RMB was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB was paid and expensed in January 2006.

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

The impact of derivative liabilities on the statements of operations for the nine months ended December 31, 2005, and for the period from inception to December 31, 2006 are as follows:

For the period
March 4, 1999
	Nine months ended	(inception of
	December 31,	development stage)
	2005	to December 31, 2006
Loss on derivative liabilities	$(2,153,344)	$(7,723,498)

Operating loss per share was $0.07 for the year ended December 31, 2006 as compared to $0.12 for the nine months ended December 31, 2005.

Liquidity and Capital Resources

Balance Sheet Data:

As of December 31, 2006

Working Capital	$72,881
Total Assets	654,049
Total Liabilities	1,776,174
Stockholders' Deficit	(1,226,957)

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

Overall, during 2007, the Company’s emphasis will be to:
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

The Company intends to:

a)	assess and prioritize the potential of known mineralized zonesby drilling at least 20 drill holes of lengths varying between 200 to 500 meters;
b)	explore the high priority depositsnear Zone 1 and Zone 2;
c)	hiring independent “western” qualified geologists to prepare resource estimates to US/Canadian standards.

A drilling program is being conducted to assess the metallurgical grades of several highly prospective zones identified to date, and to further map out the property’s potential resource values.

The location of the proposed drilling activity was determined by staff geologists based on previous mining activity in our immediate area which had occurred during the 1990s. There are numerous underground openings that demonstrated mine-able veins widths and gold mineralization. The area of drilling was located on the axis of the anti-cline that was known to contain turbidite style gold mineralization.

The program is designed to determine the continuity of the known existing gold veins and is being conducted to assess the metallurgical grades of several these identified prospective zones identified. We intend to do some near surface (100-200 meters) and some deeper drilling (200-500 meters) both along the ais and the flanks of the anti-cline.

Through our Chinese subsidiary GuizhouAmingo Resources (Amingo), we contracted the 407 HenanGeological Brigade to complete 1,500 meters of diamond drilling in six holes. The first hole, designated ZK1, is situated on the axis of the anticline, and will be drilled vertically to a total depth (TD) of 500 meters in order to investigate the previously untested lower strata (below sea-level) of the region. Drilling of ZK1 commenced on December 17, and the first mineralized quartz vein was encountered approximately 16 meters below the hole collar. Core holes ZK2 through ZK6 will be drilled to 200 meters in depth, and will explore the strata known to contain gold-bearing mineralization in the existing underground workings.

In addition to ongoing geological mapping and soil sampling, we have set a six month budget of a total $200,000 to cover all these activities, to be paid for from existing funds.

Bake – (RuiXin Extensions)

The Bake exploration concession completely encircles the RuiXin mining concession.  RuiXin has identified at least 7 veins on their property, which protrude into the Bake territory both at their head and tail ends. Theimmediate activities underway in these two areas are surface mapping programs, intended to determine the extent that these seven veins continue into the Bake claim. Drilling plans are beingformulated based on the results of the scoping study. The goal is to prioritize the potential of known mineralized zones, explore the high priority deposits, and prepare resource estimates to US/Canadian standards.

Upon successful determination of the resources in this zone, preparatory work for the sizing of the future gold extraction plan will continue.

HuaqiaoProject

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

2-stage crushing,ball mill, classifier, jig, thickener, 12 flotation cells, and 2 gravity shaker tables. This mill was operated for a short time, but stopped about two months after the trainers departed due to a lack of familiarity by the owners, who went back to using the shaker tables as before. The mining underground is not well developed, and while underground maps are available, there is little geologic mapping and no electronic model of the veins as encountered. Also lacking is regular sampling of the veins to indicate continuity of grade along the vein.

East Delta intends to do the following in 2007 at Huaqiao:

Exploration
•	Complete surface survey over an additional 0.4 km2;
•	Complete underground geologic mapping of all openings;
•	Create new computerized geologic model for resource/reserve estimation;
•	Establish a systematic sampling regime for exploration and mining;
•	Based on results from the mapping, model and sampling, plan drill holes.

Production
•	Contract an expatriate mine manager to oversee all operations at the mine;
•	Complete rehabilitation of mine facilities by first quarter of 2007;
•	Train operators in underground mining methods;
•	Address tailings disposal concerns;
•	Complete construction of new labor living quarters;
•	Purchase and install additional production equipment as required; and
•	Assess and streamline management reporting structure.

The above activities should build upon the estimated mine-able gold on this property offering the option to increase future ore production from 150 tonne/day (t/d) to 300 t/d or more.

Qinghai Hua Long Ding Shun Nickel Project

The property has not been explored by a western company.  The initial work expected to be completed in 2007 by Sino Canadian is as follows:

•	Exploration results from precious work in the area will be collected, translated, and compiled.
•	A geologic management team will be assembled to oversee and perform the work.
•	A baseline geologic survey will be completed.
•	Target areas for geophysical analysis will be determined with intent to prioritize targets.
•	Underground tunnels will be mapped and sampled.
•	All surface occurrences will be trenched and sampled.
•	Drill targets will be identified
•	Resource estimates completed for known mineralization by end of 2007.

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

SPECULATIVE NATURE OF COMPANY'S PROPOSED MINING OPERATIONS.

As this is the Company's first foray into the business of gold mining, the Company has a very limited experience upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire gold mining properties or interests therein that ultimately have probable or proven silver reserves, (ii) sell such gold mining properties or interests to strategic partners or third parties or commence mining of gold, (iii) produce and sell gold at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives. Furthermore, the search for gold as a business is extremely risky. The Company cannot provide any assurances that the gold mining interests that it acquires will contain commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The current price of an ounce of gold is approximately $450. The price of gold has increased over the past few years thereby contributed to the renewed interest in gold mining. However, the price of gold fluctuates, and in the event that the price of gold falls, the interest in the gold mining industry may decline and the value of the Company's business could be adversely affected.

COMPETITION.

The Company faces intense competition from other private, public, state-owned and foreign enterprises already well established in this field with similar and superior capabilities.  In the event that competition between the Company and these enterprises intensifies, the Company’s profitability and prospects may be significantly affected.

EXPANSION STRATEGY.

As mentioned in the section headed “Business Strategy”, management of the Company intends to expand by acquisitions and joint ventures. These plans will require additional financing.  The Company’s ability to arrange financing and the cost of such financing are dependent on various factors such as general economic and capital market conditions.  Should the Company fail to obtain sufficient financing for the expansion, the growth of the Company as well as the achievement of the objectives may be hindered.

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

(b)            Legal System. Many laws and regulations in the PRC are promulgated on broad principles.  The PRC government has gradually laid down implementation rules and has continued to refine and modify such laws and regulations.  As the PRC legal system develops, the promulgation of new laws or refinement and modification of existing laws may affect foreign investors.  The general effect of legislation since 1982, when the National People’s Congress amended the constitution to authorize foreign investment, has been to enhance significantly the protection afforded to foreign investment enterprises in the PRC.  However, there can be no assurance that future changes in the legislation or the interpretation thereof will not have an adverse effect on the Company.

(c)            Change in tax laws and regulations. Various tax reform polices have been implemented in the PRC in recent years.  Interpretation of certain tax policies is still awaiting guidance from the PRC government.  Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the near future.

(d)            Currency Risks.  Our operations in China exposes the Company to risks associated with foreign currency exchange controls and currency restrictions, specifically, the limited ability to repatriate profits and investments denominated in United States dollars. These factors may have a material adverse effect on our operations and on our business, results of operations and financial condition.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 17, 2007

EAST DELTA RESOURCES CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets:
Cash	$391,597
Prepaid expenses	3,755
Notes receivable – related party	160,103

Total current assets	555,455

Property, plant and equipment	42,591
Deferred financing costs	56,003

Total assets	$654,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$414,173
Accounts payable - related party	68,401

Total current liabilities	482,574

Long-term liabilities:
Long-term debt	1,293,600

Total liabilities	1,776,174

Commitments and contingencies

Minority interest	104,832

Stockholders' deficit:
Common stock, $0.0001 par value, 100,000,000
shares authorized, 47,004,842 shares
issued and outstanding	4,701
Additional paid-in-capital	24,198,063
Deficit accumulated during the development stage	(25,429,721)

Total stockholders' deficit	(1,226,957)

Total liabilities and stockholders' deficit	$654,049

See accompanying summary of accounting policies and
notes to financial statements.

EAST DELTA RESOURCES CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31 2006 and the nine months ended December 31, 2005 and period from March 4, 1999 (Inception) through December 31, 2006

			For the period
			from March 4, 1999
	Year ended	Nine Months ended	(inception of
	December 31,	December 31,	development stage)
	2006	2005	to December 31, 2006

Revenues:
Consulting	$-	$-	$86,544

Total revenues	-	-	86,544

Operating expenses:
Officer and director compensation	-	6,000	393,255
Consulting and professional	2,012,858	1,552,706	9,138,798
General and administrative	862,717	1,728,836	8,156,727

Total operating expenses	2,875,575	3,287,542	17,688,780

Loss from operations	(2,875,575)	(3,287,542)	(17,602,236)

Loss on derivative liabilities	-	(2,153,344)	(7,723,498)
Other expense	(17,052)	(11,310)	(5,372)
Loss on currency transactions	(100,035)	-	(100,035)

Loss from continuing operations
before minority interest	2,992,662	5,452,196	25,431,141

Minority interest	(860)	(560)	(1,420)

Net loss	$(2,991,802)	$(5,451,636)	$(25,429,721)

Net loss per share
Basic and diluted	$(0.07)	$(0.13)

Weighted average shares outstanding
Basic and diluted	45,879,461	42,462,560

See accompanying summary of accounting policies and
notes to financial statements.

EAST DELTA RESOURCES CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 4, 1999 (Inception) Through December 31, 2006

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid-in	Subscription	Development
	Shares	Par	Capital	Receivable	Stage	Total
Balances, March 4, 1999	-	$-	$-	$-	$-	$-
Shares issued
- for cash	10,778,000	1,078	232,333	(2,980)	-	230,431
- for services	843,000	84	84,216	-	-	84,300
Net loss	-	-	-	-	(192,331)	(192,331)

Balances, December 31, 1999	11,621,000	1,162	316,549	(2,980)	(192,331)	122,400
Shares issued
- for services	600,000	60	59,940	-	-	60,000
Collection on subscription	-	-	-	2,980	-	2,980
Net loss	-	-	-	-	(161,111)	(161,111)

Balances, December 31, 2000	12,221,000	1,222	376,489	-	(353,442)	24,269
Shares issued
- for services	1,000,000	100	99,900	-	-	100,000
Net loss	-	-	-	-	(164,782)	(164,782)

Balances, December 31, 2001	13,221,000	1,322	476,389	-	(518,224)	(40,513)
Shares issued
- for services	2,000,000	200	222,800	-	-	223,000
Net loss	-	-	-	-	(232,016)	(232,016)

Balances, December 31, 2002	15,221,000	1,522	699,189	-	(750,240)	(49,529)
Shares issued
- for services	4,500,000	450	202,386	-	-	202,836
Cancellation of shares	(4,500,000)	(450)	(202,386)	-	-	(202,836)
Net loss	-	-	-	-	(104,382)	(104,382)

Balances, December 31, 2003	15,221,000	1,522	699,189	-	(854,622)	(153,911)
Common stock subscribed	100,000	10	11,990	-	-	12,000
Warrants issued for services	-	-	300,000	-	-	300,000
Net loss	-	-	-	-	(316,667)	(316,667)

Balances, March 31, 2004	15,321,000	1,532	1,011,179	-	(1,171,289)	(158,578)
Shares issued
- to acquire Omega	11,366,250	1,137	4,886,350	-	-	4,887,487
- for services	6,569,575	657	3,085,585	-	-	3,086,242
- for cash	7,118,750	712	1,220,791	-	-	1,221,503
Warrants and options issued
- for services	-	-	2,255,040	-	-	2,255,040
Transition of instruments
from equity to liabilities	-	-	(3,526,285)	-	-	(3,526,285)
Net loss	-	-	-	-	(15,814,994)	(15,814,994)

Balances, March 31, 2005	40,375,575	4,038	8,932,660	-	(16,986,283)	(8,049,585)
Shares issued
- for services	1,866,000	187	1,346,303	-	-	1,346,490
- for cash	2,859,751	285	1,167,565	-	-	1,167,850
Sale of minority interest	-	-	196,197	-	-	196,197
Warrants issued for services	-	-	283,478	-	-	283,478
Transition of instruments
from liabilities to equity	-	-	10,967,583	-	-	10,967,583
Net income	-	-	-	-	(5,451,636)	(5,451,636)

Balances, December 31, 2005	45,101,326	4,510	22,893,786	-	(22,437,919)	460,377
Shares issued
- for services	1,903,500	191	1,015,064	-	-	1,015,255
- for cash	16		10	-	-	10
Warrants issued for services	-	-	286,152	-	-	286,152
Sale of minority interest	-	-	3,051	-	-	3,051
Net income	-	-	-	-	(2,991,802)	(2,991,802)

Balances, December 31, 2006	47,004,842	$4,701	$24,198,063	$-	$(25,429,721)	$(1,226,957)

See accompanying summary of accounting policies and
notes to financial statements.

EAST DELTA RESOURCES CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31 2006 and the nine months ended December 31, 2005 and period from March 4, 1999 (Inception) through December 31, 2006

			For the period
			from March 4, 1999
	Year ended	Nine Months ended	(inception of
	December 31,	December 31,	development stage)
	2006	2005	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,991,802)	$(5,451,636)	$(25,429,721)
Adjustments to reconcile net loss to cash used
in operating activities:
Amortization expense	20,657	-	20,657
Loss on derivative liabilities	-	2,153,344	7,723,498
Loss on currency transaction	100,035	-	100,035
Stock issued for services	1,015,255	1,346,490	10,645,087
Warrant / option expense	286,152	283,478	2,842,470
Minority interest	(860)	(560)	(1,420)
Changes in assets and liabilities:
Receivables and prepaid expenses	16,697	-	16,697
Accounts payable and accrued liabilities	271,845	101,870	444,244

CASH USED IN OPERATING ACTIVITIES	(1,282,021)	(1,567,014)	(3,638,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from purchase of Omega
with common stock	-	-	157,687
Loan to Sino Silver	-	(150,545)	(150,545)
Note receivable from third party	(30,010)	-	(30,010)
Purchase of fixed assets	(42,591)	-	(42,591)

CASH USED IN INVESTING ACTIVITIES	(72,601)	(150,545)	(65,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(38,330)	-	(38,330)
Payments to related party	-	-	(53,000)
Advances from related party	-	-	53,000
Proceeds from related party loan	25,000	335,000	422,474
Repayments of related party loan	(175,000)	(185,000)	(422,474)
Proceeds from convertible notes	1,193,565	-	1,193,565
Sale of minority interest in subsidiary	5,000	300,500	305,500
Shares issued for cash, net of offering costs	10	1,167,850	2,634,774

CASH PROVIDED BY FINANCING ACTIVITIES	1,010,245	1,618,350	4,095,509

NET CHANGE IN CASH	(344,377)	(99,209)	391,597
Cash, beginning of period	735,974	835,183	-

Cash, end of period	$391,597	$735,974	$391,597

Cash paid for:
Interest	$20,000	$-	$-
Income Taxes	-	-	-

Non-cash disclosures:
Stock payable for deferred financing costs	$38,330	$-	$38,330

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

Change of Year End
In January 2006, East Delta changed its fiscal year end to December 31 from March 31.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
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

Foreign Currency Translation
The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the year ended December 31, 2006 and the nine months ended December 31, 2005. The company incurred a foreign currency loss of $100,035 related to debentures denominated in Euros. (see Note 4)

Foreign Currency Risks
Chinese law strictly controls and restricts the inflow and repatriation of foreign investment funds. All foreign entities may operate in China partnered with local Chinese as Joint Venture Companies. The detailed rules may vary from province to province, however, the basic laws are that profits may be sent back to the native country and the principal may be returned after several years, usually four years.

East Delta operates in Chinathrough its subsidiaries Amingo Resources and Sino Canadian Metals that in turn are partnered with local Chinese entities forming two Joint Venture Companies, Guizhou-Amingo Resources Ltd and Qinghai Dong Zhou Metals Development Company Ltd., respectively.

Basic and Diluted Net Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2006 and the none months ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

		For the period
		March 4, 1999
	Nine months ended	(inception of
	December 31,	development stage)
	2005	to December 31, 2006
Net loss as reported	$(5,451,636)	$(25,429,721)
Add: stock based compensation determined
Under intrinsic value-based method	-	84,000

Less: stock based compensation determined
under fair value - based method	-	(175,000)

Pro forma net loss	$(5,451,636)	$(25,520,721)

Basic and diluted net loss per common share:

As reported	$(0.13)	N/A
Pro forma	(0.13)	N/A

Derivative financial instruments
East Delta does not use derivative instruments to hedge exposures to cash flows, market, or foreign currency risks. East Delta evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, East Delta uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements
There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the East Delta’s consolidated financial position, operations or cash flows.

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

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,426,000
Less: valuation allowance	(1,426,000)
Net deferred tax asset	$-

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

During the twelve month ending December 31, 2006:

   - East Delta granted a consultant 1,000,000 warrants to purchase East Delta’s common stock.  These warrants are exercisable immediately at the following exercise price: 500,000 shares at $.50 per share and 500,000 shares at $.65. These warrants expire on January 31, 2009 and July 31, 2009, respectively. The warrants were valued using the Black-Scholes method with a volatility of84.80% and a discount rate of 4.4%. The Company recorded $286,152 of expense to the warrants.

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Three months ended March 31, 2004:
Granted	-	$-	3,000,000	$0.10
Outstanding at March 31, 2004	-	-	3,000,000	0.10

Twelve months ended March 31, 2005:
Granted	500,000	0.20	9,780,500	0.32
Outstanding at March 31, 2005	500,000	$0.20	12,780,500	$0.26

Nine months ended December 31, 2005:
Granted	-	-	4,839,767	0.62
Outstanding at December 31, 2005	500,000	$0.20	17,620,267	$0.38

Twelve months ended December 31, 2006:
Granted	-	-	1,000,000	0.58
Outstanding at December 31, 2006	500,000	$0.20	18,620,267	$0.39

Options and warrants outstanding and exercisable as of December 31, 2006:

Exercise	Remaining	Options	Options	Warrants	Warrants
Price	Life	Outstanding	Exercisable	Outstanding	Exercisable

$0.20	5 years	500,000	500,000	-	-
0.10	3 years	-	-	3,000,000	3,000,000
0.20	2 years	-	-	5,200,000	5,200,000
0.30	1.5 years	-	-	200,000	200,000
0.50	2 years	-	-	2,988,000	2,988,000
0.50	4 years	-	-	500,000	500,000
0.55	2.5 years	-	-	1,000,000	1,000,000
0.60	2.5 years	-	-	1,000,000	1,000,000
0.60	4 years	-	-	452,500	452,500
0.60	2 years	-	-	200,000	200,000
0.60	5 years	-	-	500,000	500,000
0.60	3 years	-	-	1,500,000	1,500,000
0.75	3 years	-	-	33,350	33,350
0.75	2 years	-	-	406,417	406,417
				24
0.75	4 years	-	-	440,000	440,000
0.75	2.5 years	-	-	200,000	200,000
0.50	1 year	-	-	500,000	500,000
0.65	1 year	-	-	500,000	500,000
		500,000	500,000	18,620,267	18,620,267

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

The impact on the statements of operations for the nine months ended December 31, 2005, and for the period from inception to December 31, 2006 are as follows:

For the period
March 4, 1999
	Nine months ended	(inception of
	December 31,	development stage)
	2005	to December 31, 2006
Loss on derivative liabilities	$(2,153,344)	$(7,723,498)

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

NOTE 9 - CHANGE OF YEAR END

In January 2006, the Board of Directors of East Delta decided to change the fiscal year end to December 31, from March 31. Following table summarizes the financial information for the twelve months ended December 31, 2005:
	Three months	Nine months	Twelve months
	ended	ended	ended
	March 31, 2005	December 31, 2005	December 31, 2005
Expenses:
Officer and director
compensation	$-	$6,000	$6,000
Consulting and professional	1,897,420	1,552,706	3,450,126
General and administrative	17,680	1,728,836	1,746,516

Total expenses	1,915,100	3,287,542	5,202,642

Operating loss	(1,915,100)	(3,287,542)	(5,202,642)

Loss on derivative liabilities	(1,334,745)	(2,153,344)	(3,488,089)
Other income (expense)	-	(11,310)	(11,310)
Minority interest	-	560	560

Net loss	$(3,249,845)	$(5,451,636)	$(8,701,481)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

The most prominent of these defects and our planned changes which we expect to become effective in time for the December 31, 2007 audit are:

1. Inadequate training and knowledge on the part of our internal Chinese bookkeeping and accounting staff with respect to the requirements of U.S. GAAP. We plan on correcting this by having training sessions with our Chinese staff given by U.S.accountants or by U.S.trained accountants. This activity is scheduled for some time during the fall of fiscal 2007.

2. Lack of any English speaking personnel with knowledge of accounting at our Chinese operations. We intend, when funds permit, to have a bilingual, English-Chinese accountant visit our operations and review our records at least once a month. This individual is expected to be based in either Beijingor Hong Kong.

3. This individual will also assure quicker translation of all Chinese material into English, either by doing the translation himself or assigning a translator to the work in a timely fashion.

4. Improved communications between all the various bookkeeping functions and audit functions. This can be improved by having weekly interchanges directly between the individuals involved. This change is to be implemented as soon as possible.

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

David Bikerman, President and Director

David Bikerman has been in the mining field for over twenty years and has been trained in all aspects of mining enterprises from exploration through operations to the boardroom.  He became President and Director of East Delta Resources Corp. (EDLT) in August, 2006 and became President and CEO of Sino Silver Corp in May, 2005.  He was Manager of Mining for RNC Resources Ltd. until sold in 2006.  He was Vice President and Chief Engineer for Greenstone Resources Ltd., (1993-1996) responsible for technical analysis, project design, and engineering on  Central American gold project, was Vice President and Manager of Mining of Minas Santa Rosa, S.A. (Panama); and was Member of the Board of Minera Nicaragüense, S.A. (Nicaragua). He is the principal of Bikerman Engineering & Technology Associates, Inc. (BETA), which since 1997 has offered expert services to the mining industry in financial modeling; exploration and geologic model preparation; geo-statistical and reserve analyses; environmental plans; project feasibility; and project design and management. He worked for five years (1988-1993) as an Associate at Behre Dolbear & Co., international minerals industry consultants based in New York, NY.

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

Louis Ladouceur, Director

Mr. Ladouceur is the President and CEO of Delta Placement, a private investment company in the international hospitality and related consulting business.  He is an engineer by profession and has managed engineering projects in the cement industry for over 25 years. He held various executive and senior management positions in Lafarge and was the former Director of LCA (Lafarge Consultant Automation), being responsible for the overall operation and business development of LCA, providing automation advice, consulting services and “turn-key” systems to all Lafarge's North American cement plants and outside clients. His working experience in the engineering, financing and management practice has helped him develop many new approaches to running a company.  Mr. Ladouceur also was the President and CEO of Sino-Canadian Resources Inc., an NASD Bulletin Board company that in 1996 undertook to develop gold and other mineral properties in China. Due to unfavorable precious metals market at that time, Sino-Canadian was sold to another company.

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

Code Of Business Conduct And Ethics For East Delta Resources and its Subsidiaries

The Company and all its subsidiaries have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer. Our Code of Ethics has previously been filed as an exhibit to the prior year’s 10KSB and a copy of the Code will be delivered, free of charge, to any shareholder requesting a copy.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and
Principal Position			Other	Long-term
Compensation: Options	Year	Salary	Bonus	Compensation

Victor I. H. Sun	(1)	$24,000	none	none
(CEO)
David Bikerman	(1)	$40,000	none	none
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
(1) Mr. Furst’s shares are held by his company F. Furst Enterprises Ltd.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by our Auditors Fiscal Year 2006

During the twelve months ended December 31, 2006, Malone and Bailey of Houston provided various audit and audit related services to East Delta Resources. The fees associated with those services are as follows:

December 31, 2006

Audit fees (1)	$55,315

The Board of Directors has determined that the fees received by Malone and Bailey for professional services are compatible with maintaining Malone and Bailey’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2008	By:	/s/ Victor I.H. Sun
Victor I.H. Sun
President, Chief Operating Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor I.H. Sun	Date: February 13, 2008
Victor I.H. Sun, Director

/s/ Louis Ladouceur	Date: February 13, 2008
Louis Ladouceur, Director