Form 10KSB
period 2007-12-31
EAST DELTA RESOURCES CORP.
filed 2008-04-15
CIK 1093933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------------
FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant: $9,009,238

As of April 10, 2008, the Registrant had 55,848,842 of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX TO FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

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
•    The estimation of mineral resources and the realization of mineral resources, if any, based on mineral resource estimates;
•    The timing of exploration, development and production activities and estimated future production, if any;
•    Estimates related to costs of production, capital, operating and exploration expenditures;
•    Requirements for additional capital and our ability to raise additional capital;
•    Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws that could increase our costs of operations.
•    Changes in relationships with our Chinese partner and/or suppliers: an adverse change in our relationships with our partners and/or suppliers would have a negative impact on our revenues and financial position.
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

(b) Business of Issuer

Initially, the main business goal of EDLT was to provide technical services, offering small and medium sized construction contractors access to our expertise in the building materials industry, and to enter into the manufacture of window frames in the People’s Republic of China (“PRC” or “China”). The Company later established an office in Beijing, China, and the success of the venture was dependent on concluding a joint venture agreement with Shenzhen Li Zheng Industrial Ltd., of Shenzhen, Guangdong.

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

Chinese Business Climate

Regulatory Obligations

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of the PRC of 1986, amended effective January 1, 1997, and the Implementation Rules for the Mineral Resources Law of the PRC, effective March 26, 1994. In order to further implement these laws, on February 12, 1998 the State Council issued three sets of regulations: (i) Regulation for Registering to Explore Mineral Resources Using the Block System, (ii) Regulation for Registering to Mine Mineral Resources, and (iii) Regulation for Transferring Exploration and Mining Rights (together with the mineral resources law and implementation rules being referred to herein as "Mineral Resources Law" or “MRL”).

Under Mineral Resources Law, the Ministry of Land and Resources and its local authorities (the "MLR") is in charge of the supervision of mineral resource exploration and development. The mineral resources administration authorities of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of the supervision of mineral resource exploration and development in their respective administration areas. The people's governments of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of coordinating the supervision by the mineral resources administration authorities on the same level.

The Mineral Resources Law, together with the Constitution of the PRC, provides that mineral resources are owned by the State, and the State Council, the highest executive organization of the State, which regulates mineral resources on behalf of the State. The ownership rights of the State include the rights to: (i) occupy, (ii) use, (iii) earn, and (iv) dispose of, mineral resources, regardless of the rights of owners or users of the land under which the mineral resources are located. Therefore, the State is free to authorize third parties to enjoy its rights to legally occupy and use mineral resources and may collect resource taxes and royalties pursuant to its right to earn. In this way, the State can control and direct the development and use of the mineral resources of the PRC.

Mineral Resources Licenses

China has adopted, under the MRL, a licensing system for the exploration and exploitation of mineral resources. The MLR is responsible for approving applications for exploration licenses and mining licenses. The approval of the MLR is also required to transfer exploration licenses and mining licenses.

Applicants must meet certain conditions as required by related rules/regulations. Pursuant to the Regulations for Registering to Mine Mineral Resources, the applicant for mining rights must present the required documents, including a plan for development and use of the mineral resources and an environmental impact evaluation report. The MRL allows individuals to exploit sporadic resources, sand, rocks and clay for use as construction materials and a small quantity of mineral resources for sustenance. However, individuals are prohibited from mining mineral resources that are more appropriately mined at a certain scale by a company, specified minerals that are subject to protective mining by the State and certain other designated mineral resources.

Once granted, all exploration and mining rights under the licenses are protected by the State from encroachment or disruption under the Mineral Resources Law. It is a criminal offence to steal, seize or damage exploration facilities, or disrupt the working order of exploration areas.

Exploration Rights

In order to conduct exploration, a Sino-foreign cooperative joint venture ("CJV") must apply to the MLR for an exploration license. Owners of exploration licenses are "licensees". The period of validity of an exploration license can be no more than three years. An exploration license area is described by a "basic block". An exploration license for metallic and non-metallic minerals has a maximum of 40 basic blocks. When mineral resources that are feasible for economic development have been discovered, a licensee may apply for the right to develop such mineral resources. The period of validity of the exploration license can be extended by application and each extension can be for no more than two years. The annual use fee for an exploration license is RMB 100 per square kilometer for the first three years and increases by RMB 100 per square kilometer for each subsequent year, subject to a maximum fee of RMB 500 per square kilometer.

During the term of the exploration license, the licensee has the privileged priority to obtain mining rights to the mineral resources in the exploration area, provided that the licensee meets the qualifying conditions for mining rights owners. An exploration licensee has the rights, among others, to: (i) explore without interference within the area under license during the license term, (ii) construct the exploration facilities, and (iii) pass through other exploration areas and adjacent ground to access the licensed area.

After the licensee acquires the exploration license, the licensee is obliged to, among other things: (i) begin exploration within the prescribed term, (ii) explore according to a prescribed exploration work scheme, (iii) comply with State laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (iv) make detailed reports to local and other licensing authorities, (v) close and occlude the wells arising from exploration work, (vi) take other measures to protect against safety concerns after the exploration work is completed, and (vii) complete minimum exploration expenditures as required by the Regulations for Registering to Explore Resources Using the Block.

Mining Rights

In order to conduct mining activities, a CJV must also apply for a mining license from the MLR. Owners of mining rights, or "concessionaires", are granted a mining license to mine for a term of no more than ten to thirty years, depending on the magnitude or size of the mining project. A mining license owner may extend the term of a mining license with an application 30 days prior to expiration of the term. The annual use fee for a mining license is RMB 1,000 per square kilometer per year.

A mining license owner has the rights, among others, to: (i) conduct mining activities during the term and within the mining area prescribed by the mining license, (ii) sell mineral products (except for mineral products that the State Council has identified for unified purchase by designated units), (iii) construct production and living facilities within the mine area, and (iv) use the land necessary for production and construction, in accordance with applicable laws.

A mining license owner is required to, among other things: (i) conduct mine construction or mining activities within a defined time period, (ii) conduct efficient production, rational mining and comprehensive use of the mineral resources, (iii) pay resources tax and mineral resources compensation (royalties) pursuant to applicable laws, (iv) comply with State laws and regulations regarding labour safety, water and soil conservation, land reclamation and environmental protection, (v) be subject to the supervision and management by the departments in charge of geology and mineral resources, and (vi) complete and present mineral reserves forms and mineral resource development and use statistics reports, in accordance with applicable law.

Transfer of Exploration and Mining Rights

A mining company may transfer its exploration or mining licenses to others, subject to the approval of MLR.

An exploration license may only be transferred if the transferor has: (i) held the exploration license for two years after the date that the license was issued, or discovered minerals in the exploration block, which are able to be explored or mined further, (ii) a valid and subsisting exploration license, (iii) completed the stipulated minimum exploration expenditures, (iv) paid the user fees and the price for exploration rights pursuant to the relevant regulations, and (v) obtained the necessary approval from the authorized department in charge of the minerals.

Mining rights may only be transferred if the transferor needs to change the ownership of such mining rights because it is: (i) engaging in a merger or split, (ii) entering into equity or cooperative joint ventures with others, (iii) selling its enterprise assets, or (iv) engaging in a similar transaction that will result in an alteration of the property ownership of the enterprise.

Additionally, when state-owned assets or state funds are involved in a transfer of exploration licenses and mining licenses, the related state-owned assets rules and regulations apply and a proper evaluation report must be completed and filed with the MLR.

Speculation in exploration and mining rights is prohibited. The penalties for speculation are that the rights of the speculator may be revoked, illegal income from speculation confiscated and a fine levied.

Environmental Laws

In the past ten years, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the PRC National People's Congress on 26 December 1989, the General Administration of Environmental Protection Bureau under the State Council sets national environmental protection standards. The various local environmental protection bureaus may set stricter local standards for environmental protection. CJVs are required to comply with the stricter of the two standards.

The basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law and the Mineral Resources Law. Applicants for mining licenses must submit environmental impact assessments, and those projects that fail to meet environmental protection standards will not be granted licenses. In addition, after the exploration, a licensee must take further actions for environmental protection, such as performing water and soil maintenance. After the mining licenses have expired or a licensee stops mining during the license period and the mineral resources have not been fully developed, the licensee shall perform other obligations such as water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing the mine, the mining enterprise must perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay certain costs, which include the costs of land recovery and environmental protection.

Land and Construction

The holder of an exploration license or mining license should apply for land use right with MLR to conduct exploration or mining activities on the land covered by the exploration license or mining license. The license holder should file an application to MLR for the land use right with its exploration license or mining license. If the application is approved by the competent government authority, the MLR would issue an approval to the land use right applicant. Then, the local MLR would enter into a land use right contract with the license holder. The license holder should pay relevant price and fees in accordance with the contract and then obtain a land use right certificate from MLR. In practice, instead of obtaining a long-term land use right, an exploration license holder may apply for a temporary land use right, which would normally be valid for 2 years and may be renewed upon application.

The company should also apply for other zoning and construction permits to conduct construction on the land. PRC laws require a company to obtain the land zoning permit and construction zoning permit with the local zoning authorities under the Ministry of Construction (MOCON). Then, the company is required to enter into a construction contract with a qualified constructor and file the construction contract to the local construction authorities under the MOCON and obtain a construction permit. After the construction is completed, the company should apply for the construction authorities and related environmental and fire departments for the check and acceptance of the construction. Upon the pass of check and acceptance, the company should apply with local housing authorities to register the constructed buildings in its own name and obtain a housing ownership certificate.

Compliance with Environmental Law

We are responsible for providing a safe working environment, not disrupting archaeological sites, and conducting our activities to prevent unnecessary damage to the area in which our mineral claim is located. At this time, we do not believe that the cost of compliance at the federal, state and local levels will be significant.

We intend to secure all necessary permits required for exploration. We anticipate no discharge of water into active streams, creeks, rivers, lakes or other bodies of water regulated by environmental law or regulation. We also anticipate that no endangered species will be disturbed. Restoration of the disturbed land will be completed according to law, and all holes, pits and shafts will be sealed upon abandonment of the mineral claims. It is difficult to estimate the cost of compliance with the environmental laws, because the full nature and extent of our proposed activities cannot be determined until we start our operations.

We believe we are in compliance with the environment laws, and that we will continue to be able to comply with such laws in the future.

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

JV Agreement and Terms

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

As at March 2008, we had raised approximately $3,300,000 to finance our operations. Through December 31, 2007, we invested approximately $2,200,000 in the Guizhou Amingo joint venture and other activities in China, thereby satisfying all but $150,000 of our funding requirements of the JV agreement with the Chinese governmental authorities as well as having additional funds for exploration and mining activities in the region. Also, during the past three years we have assembled an effective and experienced geological team to guide the exploration and development of our current and future Chinese projects.

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

Description of Bake Property

Exploration rights at Bake are 100% owned by Guizhou-Amingo and our equity participation in this joint venture company gives us a 70% interest. And as indicated the remaining 30% are owned by the provincial government of Guizhou province and the local county government of Jinping, equally. Guizhou Amingo currently has an exploration license issued by the (Federal) Bureau of Land and Resources, Permit number 0100000510061 on the concession  issued on April 7, 2005 and expiring April 7, 2007. We have applied for an extension and anticipate obtaining this shortly. The JV does not at this time possess a license to mine any resources on this property.

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

Bake – Zone 2 (adjacent and SW of RuiXin)

As is Zone 1, this zone is also an extension of RuiXin mine into the Bake territory except that it is located in the southwest part of the RuiXin mine. As in the previous zone, several of the identified veins at RuiXin extend into Bake. The size of this zone is about 2 km2 , also along the axis of the anticline. Detailed geological, topographic and geochemical surveys are underway and the results are expected to be available towards the end of January, 2007.

Potential Acquisitions

The second track that we are undertaking is to acquire producing (or near-producing) mines to provide immediate cash flow for us.

Huaqiao Project

Huaqiao Mine

We have entered into an agreement that gives us the right to acquire a 77.5% interest in this mine but as at year end the purchase had not as yet closed and no reasonable estimate of if and when this will occur can be given. The following is for informational purposes and is not to be construed as any asset of the Company.

Operations at the mine are currently run by a private Chinese company and in October 2005, we signed an agreement with Huaqiao Gold Mining Company of China that would permit us to acquire majority ownership of their Huaqiao gold mine.

Under the terms of the agreement, East Delta will own 77.5% of the acquired company and will be required to inject $500,000, while Huaqiao will transfer complete ownership of all assets and permits related to the mine to this entity. In addition, the acquired company will obtain rights to explore and mine an additional one sq. km. of prospective land situated to the NE side of the existing mine. The Huaqiao gold property is located in the SE part of Guizhou province lying within the Hunan-Guizhou gold belt. The existing mine has been operating and mining gold for about 10 years producing more than 5 tonnes of gold to date. In the last two years of operation (2004 and 2005), according to information provided to us, the mine generated a total of 20,000 ounces. Within the property, seven independent ore zones at varying depth levels have been identified. Currently, most mining activity is confined to the fourth level. Data supplied to us by Huaqiao with regards to the remaining resources has not been independently validated to date, which we plan to do prior to committing additional substantive investments. As at December 31, 2007, we had loaned approximately $350,000 through another Chinese private company, Meiya Investment, which in turn paid over these funds to the Huaqiao company and its shareholders, on account towards our final acquisition agreement.

The Huaqiao Gold Mining Company also owns a mill capable of a daily throughput rate of 100 to 150 tonnes of ore per day, which required rehabilitation. To accomplish the refurbishment, we agreed to provide funding and engaged an experienced local mining facility contractor, the Henan Metallurgical Group, to complete the necessary onsite rehabilitation and upgrades. In addition, Henan was contracted to supply materials and equipment for the construction and outfitting of an assay laboratory allowing for on-site mineralization evaluation. East Delta completed all work required in bringing Huaqiao to a production ready level in March 2007.

Terms of the Potential Acquisition.

Under the terms of the agreement, EDLT will be required to inject $500,000, to built new shafts, upgrade the safety of the mine, improve on environmental considerations and modernize the mining process. The total estimated investment required to complete the acquisition, expand and upgrade the mine is approximately $2,000,000.  In addition, EDLT will acquire rights to explore and mine an additional one km2  of prospective land situated to the NE side of the existing mine, with an option to increase this to 10 km2 .

We do not have adequate funding in hand to finalize this acquisition and cannot at this time anticipate when fully integration of the mining operation into our Company will be completed.

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

Other Potential Acquisitions and Projects

Through Sino-Canadian Metals Inc., a 63% owned subsidiary of East Delta, we signed a letter of intent followed by an agreement with Qinghai Hua Long Ding Shun Minerals Ltd of Qinghai Province, China, to form a joint venture to explore, mine and produce base metals. Our first project is to acquire exploration rights and then investigate the potential to of a nickel-copper property located 160 kilometers southeast of XiNing, the capital of Qinghai Province in northwest China, covering an area of approximately 17 square kilometers. Please refer to figure 3 in the map section for location of this property within China.

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

Huang Yuan Nickel-Copper Production Plant.

Sino-Canadian has determined that the recent rapid economic growth in China has created capacity shortages of metals processing in various regions of the country, particularly in Qinghai province. Our intent is to address this shortage by constructing a plant in Huang Yuan capable of processing up to 50 tonnes of raw NI-Cu ore, refining it to a 70-80% purity level and selling the resultant materials to major Chinese metals refiners.

The Huang Yuan processing facility is to be located 75 kilometers north east of the provincial capital city of Xining. Please refer to figure 3 in the map section. Our partner acquired an idle 50 ton per day capacity furnace, which we adapted for processing raw nickel/copper ore. We have purchased additional needed equipment and rented an abandoned factory to do the production. The plant has been assembled and is expected to be ready to produce an 80% pure Nickel/ copper aggregate product within by the about the middle of the second quarter, 2008. The output of this plant is readily sold to major refineries that further purify the nickel and copper. Current plans envision, ultimately, at least one 50 tonnes metal processing facility capable of producing Nickel, Copper and other metals aggregates with the very likely possibility of replicate these facilities in other areas of China.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently not a defendant  involved in any material legal proceedings.

We have determined that several gross irregularities had occurred with the awarding of the exploration contract by our JV in China to Beijing TianMeng Rui Si Information Consulting Ltd and as a consequence are moving to dismiss our director general of the JV. We have also submitted a request to the local policing authorities to investigate possible criminal charges against several individuals involved.

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

Market data for the past three years:

Historical	High	Low	Close

2007 Q4	$0.25	0.12	0.19
2007 Q3	$0.30	0.14	0.17
2007 Q2	$0.30	0.18	0.25
2007 Q1	$0.51	0.18	0.25

2006 Q4	$0.55	0.36	0.49
2006 Q3	$0.72	0.35	0.48
2006 Q2	$0.92	0.57	0.67
2006 Q1	$1.18	0.66	0.92

2005 Q4	$1.03	0.67	0.74
2005 Q3	$1.10	0.37	0.97
2005 Q2	$0.79	0.57	0.64
2005 Q1	$0.88	0.55	0.72

(b) Holders

As of December 31, 2007, we had 50,848,842 shares of our Common Stock outstanding, held by approximately five hundred shareholders of record.  Of the 50,848,842 shares of common stock outstanding, 16,058,421 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

As at December 31, 2007, the Company had 9,645,850 warrants, issued and outstanding, at various exercise prices ranging from $0.10 to $0.75 per share.

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

(d) Recent Sale of Unregistered Securities

During the twelve months ended December 31, 2007, we issued the follow shares of common stock:

We issued a total of 2,544,000 shares valued at $611,100 for services, and sold 1,300,000 shares for $150,000.  No commissions were paid.  All these shares were issued either to non-U.S. persons in an off shore transaction that was exempt from registration under Regulation S or to U.S. persons exempt from registration by Section 4(2) of the Act.

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

Results of operations and financial condition:

The following selected financial data for the years ended December 31, 2007 and December 31, 2006 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

			For the period
			March 4, 1999
	Year ended	Year ended	(inception of
	December 31,	December 31,	development stage)
	2007	2006	to December 31, 2006
Total revenues	$-	$-	$86,544
Total operating expenses	2,261,876	2,875,575	19,950,656
Loss from continuing operations
before minority interest	(2,415,270)	(2,992,662)	(27,846,411)
Net loss	(2,409,028)	(2,991,802)	(27,838,749)
Loss per share	(0.05)	(0.07)	n/a

As described above, initially our main business purpose was to provide our technical expertise in the fiberglass window industry. Due to various factors we were forced to abandon this business and seek other opportunities and as described in item 1, we are now in the business of exploration and mining development of precious and base metals in China.

Revenues:

During the years ended December 31, 2007 and December 31, 2006, we had no revenue.

Operating Expenses and Net Loss:

Our average monthly cash expenses during the year ended December 31, 2007 approximated $188,490, and included management salaries, office overhead, professional fees, travel, business entertainment, equipment and insurance. Additionally, our average monthly cash expenses during the year ended December 31, 2006 approximated $233,631, and included management salaries, office overhead, professional fees, travel, business entertainment, equipment and insurance. Additionally, officer and director compensation expense was $13,000 and $0 for the years ended December 31, 2007 and December 31, 2006, respectively.

A large portion of our expenses was in stock based compensation amounting to $758,684 for the year ended December 31, 2007 and $1,301,407 for the year ended December 31, 2006. These amounts were paid in stock as finder’s fees for the several agreements that were entered into during the year ended December 31, 2007 and to several geological, financial and management consultants.  Further, in October 2005, Guizhou Amingo signed a Consignment Cooperation Agreement with Beijing TianMeng Rui Si Information Consulting Ltd (“Beijing TianMeng”) to manage and supervise its exploration activity on the Mining Project. Under the terms of the agreement, Beijing TianMeng will be responsible for the complete project exploration management, including, but not limited to, drilling planning and drilling, geochemical and geophysical studies, trenching, survey and mapping, related geological research, engineering flow sheet development, logistics, staffing, and equipment rental. Under the terms of the contract Guizhou-Amingo agreed to pay 8,500,000 RMB towards the future costs of work contemplated at the site. 7,000,000 RMB was paid prior to December 31, 2005 and was expensed by East Delta. The remaining 1,500,000 RMB was paid and expensed in January 2006.

During the year ended December 31, 2007, the Company incurred an operating loss of $2,261,876 as compared to $2,875,575 for the year ended December 31, 2006. At the end of December 31, 2007, the Company had an overall operating loss of $19,864,112 during its development stage.

The impact of derivative liabilities on the statements of operations for the year ended December 31, 2007 and for the period from inception to December 31, 2007 are as follows:

For the period
March 4, 1999
	Year ended	(inception of
	December 31,	development stage)
	2007	to December 31, 2007
Loss on derivative liabilities	$-	$(7,723,498)

Operating loss per share was $0.05 for the year ended December 31, 2007 as compared to $0.07 for the year ended December 31, 2006.

Liquidity and Capital Resources

Balance Sheet Data:

As of December 31, 2007

Working Capital	$(1,089,646)
Total Assets	306,263
Total Liabilities	2,783,742
Stockholders' Deficit	(2,588,603)

As of December 31, 2007, our cash position was $248,377 compared to $391,597 as of December 31, 2006.

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

Plan of Operations

Overall, during 2008, the Company’s emphasis will be to:
•	Undertake a financing campaign of minimum $500,000.
•	Prepare and implement (subject to levels of funding) a new drilling plan at the core property (Bake) based on results to date;

Further, although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following:
•	Re-start mining operations, with ore extraction from Level 6 of the mine;
•	Re-commence mill operations, processing 20-25 T/day initially, with the intention of a ramp-up to full 100-125 T capacity by mid-year.
•	Continue exploration activities at lower levels of the mine.

At Qinghai,

•	Exploration activity at Yaqu, the extent of which is dependent on funding available
•	Sign agreements with other sources for the Ni-Cu processing plant at Huang Yuan
•	Complete Ni-Cu plant, test its operations, and ramp-up capacity to 50T/day.
•	Feasibility study and cost analysis to triple capacity at the plant to 150T/day.

Additional plans, in general, are:

•	Complete ongoing property acquisitions and seek other acquisitions;
•	Consolidate the acquisitions by integrating them into the Company's Chinese operations.

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

The Company intends to continue a program commenced earlier to:

a)	assess and prioritize the potential of known mineralized zones by drilling at least 20 drill holes of lengths varying between 200 to 500 meters;

b)	continue to explore the high priority deposits near Zone 1 and Zone 2;

c)	hiring independent “western” qualified geologists to prepare resource estimates to US/Canadian standards.

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

In addition to ongoing geological mapping and soil sampling, we have set a six month budget of a total $200,000 to cover all these activities, to be paid for from newly raised funds.

HuaqiaoProject

The acquisition of Huaqiao has not as yet been closed, nevertheless management has decided to proceed with various activities related to this project that would be beneficial to us upon closing. The work involves general planning and budgeting, refurbishment and modernization of an existing mill on the property, and further resource determination.

East Delta intends to do the following in 2008 at Huaqiao:

Exploration
•	Create new computerized geologic model for resource/reserve estimation
•	Based on results from the mapping, model and sampling, plan drill holes.

Production
•	Contract an expatriate mine manager to oversee all operations at the mine;
•	Address tailings disposal concerns;
•	Complete construction of new labor living quarters;
•	Cost analysis study and installation of backup electrical generators
•	Purchase additional ore hoppers
•	Purchase and install additional production equipment as required; and
•	Assess and streamline management reporting structure.

The above activities should build upon the estimated mine-able gold on this property offering the option to increase future ore production from 125-150 tonne/day (t/d) to 300 t/d or more.

Qinghai Hua Long Ding Shun Nickel Project

The property has not been explored by any western company.  The initial work planned for last year was not undertaken due to lack of available funding. The Company however has carried these plans over to late 2008.

Exploration results from precious work in the area will be collected, translated, and compiled.
A geologic management team will be assembled to oversee and perform the work.
A baseline geologic survey will be completed.
Target areas for geophysical analysis will be determined with intent to prioritize targets
Underground tunnels will be mapped and sampled.
All surface occurrences will be trenched and sampled.
Drill targets will be identified
Resource estimates completed for known mineralization by end of 2008.

Huang Yuan Plant

We are in the process of making arrangements to purchase the Ni-Cu ore from several small low grade Nickel Copper mines within a radius of 100 kilometers of the plant. The grades range from 0.5 to 0.87% of Nickel and 1% to 1.8% of Copper. With the current elevated price of Ni and Cu, a 50 ton/day plant has been estimated to generate net profit of approximately US$1,000,000 annually.

The plant will produce an intermediate product, iced Nickel–Copper (Ni-CU) Aggregate, or Nickel-Copper Aggregate. Ni-Cu alloys are widely used for marine applications due to their excellent resistance to seawater corrosion, high inherent resistance to bio-fouling and good fabric ability. The major refinery can further process them to separate them into Nickel, Copper and other trace metals found in the alloy.

Our main supplier of the raw ore is located about 85 kilometers from the plant. The particular exided Ni-Cu ore that we are purchasing is relatively inexpensive due the fact very few producers have the experience in handling the particular type of ore. In addition, this particular low grade deposit also contains gold, silver, platinum, palladium and cobalt. Our customer-refinery will test each production run and will likely credit us for additional metals extractable from our product.

The plant is to be operated twenty-four hours per day, in three shifts. The process will mix the raw nickel ore with other materials, such as limestone, coal, sulfur and iron ore and then be fed into the furnace. Upon reaching target temperatures the process will generate a small amount of the Nickel-Copper aggregate and residue material. The residue will be sold to the cement plants, as it contains rich iron and other minerals that are used to enhance the strength of the cement.

We have lined up four major Nickel Copper Producers as potential customers of our plant output:

1.	Jin Chuan non-ferrous Metals Group Company.
2.	Xin Jiang Non-Ferrous Metals Company, Ltd.
3.	Cheng Du Electric Treatment Factory
4.	Jilin Nickel Industry Company Ltd.

Our partner, Professor Liu Jiang is currently finalizing agreements as to pricing, payment methods, delivery schedule and other related details.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
      EAST DELTA RESOURCES CORP.
      (A Development Stage Company)
      Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of East Delta Resources Corp., (a development stage company), as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2007 and December 31, 2006 and for the period from March 4, 1999 (Inception) through December 31, 2007. These consolidated financial statements are the responsibility of East Delta's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The financial statements for the period March 4, 1999 (inception) through December 31, 2003, were audited by another auditor whose reports expressed unqualified opinions on those statements. The financial statements for the period March 4, 1999 (inception) through December 31, 2003, include total revenues and net loss of $0 and $971,289, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period from March 4, 1999 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of East Delta as of December 31, 2007 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 11, 2008

EAST DELTA RESOURCES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31, 2007
Current assets:
Cash	$248,377
Prepaid expense and other current assets	2,326
Total current assets	250,703

Other assets:
Property, plant and equipment, net of accumulated
depreciation of $10,097	43,017
Deferred financing costs, net of accumulated
amortization of $64,117	12,543
Total assets	$306,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,102,351
Accounts payable - related parties	22,998
Short-term note payable	215,000
Total current liabilities	1,340,349

Long term liabilities:
Convertible notes	1,443,393
Total liabilities	2,783,742

Minority interest in subsidiary	111,124

Stockholders' deficit
Common stock, $0.0001 par value, 100,000,000
shares authorized, 50,848,842 issued and
outstanding	5,085
Additional paid-in-capital	25,106,363
Other comprehensive income	138,697
Deficit accumulated during the development stage	(27,838,748)
Total stockholders' deficit	(2,588,603)
Total liabilities and stockholders' deficit	$306,263

See accompanying summary of accounting policies and notes to financial statements.

EAST DELTA RESOURCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007 and 2006 and
Period from March 4, 1999 (inception) through December 31, 2007

	Year ended December 31, 2007	Year ended December 31, 2006	For the period March 4, 1999 (inception of development stage) to December 31, 2007
Revenues:
Consulting	$-	$-	$86,544
Total revenues	-	-	86,544
Operating expenses:
Officer and director compensation	13,500	-	393,255
Consulting and professional	1,664,498	2,012,858	10,697,294
General and administrative	583,877	862,717	8,860,107

Total operating expenses	2,261,875	2,875,575	19,950,656

Operating loss	(2,261,875)	(2,875,575)	(19,864,112)

Loss on derivative liabilities	-	-	(7,723,498)
Interest income (expense)	(3,601)	(17,052)	2,950
(Loss) Gain on currency transactions	(149,793)	(100,035)	(261,751)

Net loss before
minority interest	(2,415,269)	(2,992,662)	(27,846,411)

Minority interest in subsidiary
income (loss)	6,242	860	7,662

Net loss	$(2,409,027)	$(2,991,802)	$(27,838,749)

Basic and diluted
net loss per share	$(0.05)	$(0.07)

Weighted average shares outstanding
basic and diluted	48,681,541	45,879,461

See accompanying summary of accounting policies and notes to financial statements.

EAST DELTA RESOURCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 4, 1999 (Inception) Through December 31, 2007

			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Subscription	Development
	Shares	Par	Capital	Income	Receivable	Stage	Total
Balances, March 4, 1999	-	$-	$-	$-	$-	$-	$-
Shares issued
- for cash	10,778,000	1,078	232,333	-	(2,980)	-	230,431
- for services	843,000	84	84,216	-	-	-	84,300
Net loss	-	-	-	-	-	(192,331)	(192,331)

Balances, December 31, 1999	11,621,000	1,162	316,549	-	(2,980)	(192,331)	122,400
Shares issued
- for services	600,000	60	59,940	-	-	-	60,000
Collection on subscription	-	-	-	-	2,980	-	2,980
Net loss	-	-	-	-	-	(161,111)	(161,111)

Balances, December 31, 2000	12,221,000	1,222	376,489	-	-	(353,442)	24,269
Shares issued
- for services	1,000,000	100	99,900	-	-	-	100,000
Net loss	-	-	-	-	-	(164,782)	(164,782)

Balances, December 31, 200	13,221,000	1,322	476,389	-	-	(518,224)	(40,513)
Shares issued
- for services	2,000,000	200	222,800	-	-	-	223,000
Net loss	-	-	-	-	-	(232,016)	(232,016)

Balances, December 31, 2002	15,221,000	1,522	699,189	-	-	(750,240)	(49,529)
Shares issued
- for services	4,500,000	450	202,386	-	-	-	202,836
Cancellation of shares	(4,500,000)	(450)	(202,386)	-	-	-	(202,836)
Net loss	-	-	-	-	-	(104,382)	(104,382)

Balances, December 31, 2003	15,221,000	1,522	699,189	-	-	(854,622)	(153,911)
Common stock subscribed	100,000	10	11,990	-	-	-	12,000
Warrants issued for services	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(316,667)	(316,667)

Balances, March 31, 2004	15,321,000	1,532	1,011,179	-	-	(1,171,289)	(158,578)
Shares issued
- to acquire Omega	11,366,250	1,137	4,886,350	-	-	-	4,887,487
- for services	6,569,575	657	3,085,585	-	-	-	3,086,242
- for cash	7,118,750	712	1,220,791	-	-	-	1,221,503
Warrants and options issued
- for services	-	-	2,255,040	-	-	-	2,255,040
Transition of instruments
from equity to liabilities	-	-	(3,526,285)	-	-	-	(3,526,285)
Net loss	-	-	-	-	-	(15,814,994)	(15,814,994)

Balances, March 31, 2005	40,375,575	4,038	8,932,660	-	-	(16,986,283)	(8,049,585)
Shares issued
- for services	1,866,000	187	1,346,303	-	-	-	1,346,490
- for cash	2,859,751	285	1,167,565	-	-	-	1,167,850
Sale of minority interest	-	-	196,197	-	-	-	196,197
Warrants issued for services	-	-	283,478	-	-	-	283,478
Transition of instruments
from liabilities to equity	-	-	10,967,583	-	-	-	10,967,583
Net income	-	-	-	-	-	(5,451,636)	(5,451,636)

Balances, December 31, 2005	45,101,326	4,510	22,893,786	-	-	(22,437,919)	460,377
Shares issued
- for services	1,903,500	191	1,015,064	-	-	-	1,015,255
- for cash	16	-	10	-	-	-	10
Warrants issued for services	-	-	286,152	-	-	-	286,152
Sale of minority interest	-	-	3,051	-	-	-	3,051
Net income	-	-	-	-	-	(2,991,802)	(2,991,802)

Balances, December 31, 2006	47,004,842	4,701	24,198,063	-	-	(25,429,721)	(1,226,957)
Shares issued
- for services	2,544,000	254	610,846	-	-	-	611,100
- for cash	1,300,000	130	149,870	-	-	-	150,000
Warrants issued for services	-	-	147,584	-	-	-	147,584
Effect of exchange in cash	-	-	-	138,697	-	-	138,697
Net income	-	-	-	-	-	(2,409,027)	(2,409,027)

Balances, December 31, 2007	50,848,842	$5,085	$25,106,363	$138,697	$-	$(27,838,748)	$(2,588,603)
See accompanying summary of accounting policies and notes to financial statements.

EAST DELTA RESOURCES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007 and 2006 and
Period from March 4, 1999 (inception) through December 31, 2007

	Year ended December 31, 2007	Year ended December 31, 2006	For the period March 4, 1999 (inception of development stage) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,409,027)	$(2,991,802)	$(27,838,748)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization expense	53,557	20,657	74,214
Loss on derivative liabilities	-	-	7,723,498
Loss on currency transactions	149,793	100,035	243,788
Bad debt expense	10,403	-	10,403
Stock issued for services	611,100	1,015,255	11,256,186
Warrant / option expense	147,583	286,152	2,990,053
Minority interest	6,292	(860)	4,872
Changes in assets and liabilities:
Prepaid expenses and other receivables	1,429	16,697	18,126
Accounts payable and accrued liabilities	642,476	271,845	1,092,761
CASH USED IN OPERATING ACTIVITIES	(786,394)	(1,282,021)	(4,424,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from purchase of Omega
with common stock	-	-	157,687
Loan to Sino Silver	-	-	(150,545)
Repayment from Sino Silver	150,000	-	150,000
Note receivable from third party	-	(30,010)	(30,010)
Purchase of fixed assets	(10,523)	(42,591)	(53,114)
CASH PROVIDED BY INVESTING ACTIVITIES	139,477	(72,601)	74,018

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(38,330)	(38,330)
Payments to related party	-	-	(53,000)
Advances from related party	-	-	53,000
Proceeds from related party loan	-	25,000	422,474
Repayments of related party loan	-	(175,000)	(422,474)
Proceeds from short term note payable	215,000	-	215,000
Proceeds from convertible notes	150,000	1,193,565	1,193,565
Sale of minority interest in subsidiary	-	5,000	305,500
Shares issued for cash, net of offering costs	-	10	2,784,774
CASH PROVIDED BY FINANCING ACTIVITIES	365,000	1,010,245	4,460,509

EFFECT OF EXCHANGE IN CASH	138,697	-	138,697

NET CHANGE IN CASH	$(143,220)	$(344,377)	$248,377

Cash, beginning of period	$391,597	$735,974	$-

Cash, end of period	$248,377	$391,597	$248,377

Cash paid for:
Interest	$51,380	$20,000	$51,380
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock payable for deferred financing costs		38,330	38,330

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of East Delta, its wholly-owned subsidiaries, Omega and Amingo Resources, Inc., its majority owned subsidiary, Sino Canadian Metals, Inc. ("Sino Canadian") and its majority owned subsidiaries, Guizhou Amingo Resources, Inc. ("Guizhou Amingo") and Qinghai Dong Zhou Metals Development Company Ltd. (“Qinghai Dong Zhou”) which are two Chinese Sino-foreign joint ventures limited liability companies. The Company has not identified any variable interests in which the Company is the primary beneficiary for both joint ventures. All significant inter-company accounts and balances have been eliminated in consolidation. With respect to East Delta's investments in Guizhou Amingo and Qinghai Dong Zhou, East Delta has not presented a minority interest in the accompanying consolidated financial statements because its joint venture partners are not responsible for funding operating deficits. If Guizhou Amingo and Qinghai Dong Zhou generate positive results of operations in the future, the amount of such income allocated to the minority members will be adjusted for previous losses incurred by Guizhou Amingo and Qinghai Dong Zhou to the extent that their minority interest balances are positive.

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

Foreign Currency Translation
The consolidated financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were not material for the years ended December 31, 2007 and December 31, 2006. The company incurred a foreign currency loss of $149,793 and $100,035, respectively, related to debentures denominated in Euros.

Foreign Currency Risks
East Delta operates in China through its subsidiaries Amingo Resources and Sino Canadian Metals that in turn are partnered with local Chinese entities forming two Joint Venture Companies, Guizhou-Amingo Resources Ltd and Qinghai Dong Zhou Metals Development Company Ltd., respectively.

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

Basic and Diluted Net Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Stock-Based Compensation
Effective January 1, 2006, East Delta began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, East Delta accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. East Delta adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. During the years ended December 31, 2007 and 2006, East Delta did not grant any options to its employees.

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

Recently Issued Accounting Pronouncements
There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the East Delta’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $2,409,028 and $2,991,802 for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of $27,838,748 as of December 31, 2007. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTES

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated in Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008. A sales commission totaling 6% of the proceeds, in cash and common stock, was paid related to this issuance. The total commission of $76,660 on the sale was capitalized as deferred financing costs and will be amortized over the life of the note using the effective interest method. As of December 31, 2007, the cash portion of this commission was paid and the common stock portion was accrued. As of December 31, 2007, $61,397 of deferred financing costs had been amortized. Because the conversion prices are higher than the market trading price of East Delta's common stock when the notes were issued, no Beneficial Conversion Feature was created. East Delta analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19 and determined the convertible notes were conventional and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for these instruments.

These notes are currently in default and East Delta is in the process of negotiation with lenders to extend the loans.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 28, 2005, Sino Canadian loaned Sino Silver Corp., a company operated by a related party, $150,000 in a term loan with an interest rate of 2% on the outstanding balance per month, or fraction thereof. Sino Silver's exploration properties in China were pledged as collateral to the loan. The principal amount was paid in full during the second quarter of 2007. In addition to the principal repayment, Sino Canadian received 100,000 common shares of Silver Dragon Resources as interest. 50,000 unrestricted shares of Silver Dragon were sold on the open market for $101,500 and 50,000 restricted shares of Silver Dragon Resources were sold to two related parties at $50,000. Sino Canadian recognized $71,750 loss in the later transaction.

In 2003, East Delta rented its office space from one stockholder under a month to month lease arrangement that required monthly consideration of $3,500 (or $42,000 for the year, which amount represented total rent expense for the year). As of April 1, 2005 and up to-date, the owner of this leased office space who is also a director and shareholder of East Delta, agreed to let East Delta continue occupying these offices rent free until further notice. Rent was accrued by East Delta. As of December 31, 2007, East Delta had a payable of $6,000 to this director.

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

NOTE 5 - NOTES PAYABLE

During 2007, East Delta borrowed $210,000 from a third party under two term loans. These notes are due in 2008, bears interest at 12% per annum.

NOTE 6 - INCOME TAXES

East Delta uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the year ended December 31, 2007, East Delta incurred net losses and, therefore, has no tax expense. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,666,000 at December 31, 2007, and will expire in the years 2019 through 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,983,100
Less: valuation allowance	(1,983,100)
Net deferred tax asset	$-

NOTE 7- COMMON STOCK

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

During the year ending December 31, 2007:

- East Delta issued 2,544,000 shares of common stock to consultants for their services. These shares were valued and recorded at $611,100.

- East Delta sold 1,300,000 shares of common stock for cash of $150,000.

NOTE 8 - WARRANTS AND OPTIONS

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

During the twelve month ending December 31, 2006:

   - East Delta granted a consultant 1,000,000 warrants to purchase East Delta’s common stock.  These warrants are exercisable immediately at the following exercise price: 500,000 shares at $.50 per share and 500,000 shares at $.65. These warrants expire on January 31, 2009 and July 31, 2009, respectively. The warrants were valued using the Black-Scholes method with a volatility of 84.80% and a discount rate of 4.4%. The Company recorded $286,152 of expense to the warrants.

During the twelve month ending December 31, 2007:

   - During the year ended December 31, 2007, East Delta granted two consultants an aggregate 1,000,000 warrants to purchase East Delta's common stock. These warrants are exercisable immediately at $0.35 per share and expire on December 31, 2009. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 85.00%; ii) Risk free interest rate of 4.9%; iii) Expected weighted average life - 2.8 years; and iv) No dividend yield. East Delta recorded $147,584 of expense related to these warrants.

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Three months ended March 31, 2004:
Granted	-	$-	3,000,000	$0.10
Outstanding at March 31, 2004	-	-	3,000,000	0.10

Twelve months ended March 31, 2005:
Granted	500,000	0.20	9,780,500	0.32
Outstanding at March 31, 2005	500,000	$0.20	12,780,500	$0.26

Nine months ended December 31, 2005:
Granted	-	-	4,839,767	0.62
Outstanding at December 31, 2005	500,000	$0.20	17,620,267	$0.38

Twelve months ended December 31, 2006:
Granted	-	-	1,000,000	0.58
Outstanding at December 31, 2006	500,000	$0.20	18,620,267	$0.39
Twelve months ended December 31, 2007:
Granted	-	-	1,000,000	0.35
Expired	(500,000)	0.20	(9,974,417)	0.36
Outstanding at December 31, 2007	-	$-	9,645,850	$0.42

Options and warrants outstanding and exercisable as of December 31, 2007:

Exercise	Remaining	Warrants	Warrants
Price	Life	Outstanding	Exercisable

0.10	1 years	3,000,000	3,000,000
0.75	2 years	200,000	200,000
0.60	2 years	452,500	452,500
0.50	3 years	500,000	500,000
0.65	3 years	500,000	500,000
0.35	2 years	500,000	500,000
0.35	2 years	500,000	500,000
0.75	2 years	240,000	240,000
0.75	2 years	20,000	20,000
0.55	.5 years	1,000,000	1,000,000
0.60	.5 years	1,000,000	1,000,000
0.75	.5 years	200,000	200,000
0.60	1 years	1,500,000	1,500,000
0.75	1 years	33,350	33,350
		9,645,850	9,645,850

NOTE 9 - INVESTMENTS IN JOINT VENTURES IN CHINA - GUIZHOU AMINGO RESOURCES, INC. AND OTHER AGREEMENTS

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

With respect to such financing, Amingo has agreed to contribute $1,000,000 to fund Guizhou Amingo's early stage preliminary exploration activities. As of December 31, 2007, Amingo has funded $950,000 of this amount. Amingo also contributed approximately $514,000, which is to be used for activities outside of the joint venture. Guizhou Amingo is consolidated for financial reporting purposes.

Huang Yuan Nickel-Copper Production Plant.

The Company’s 63% owned subsidiary, Sino-Canadian Metals Inc. formed an 80% ownership joint venture, Qinghai Dong Zhou Metals Development Company Ltd in late 2007. This JV in China has commenced construction of a nickel-copper processing plant in Huang Yuan, China capable of processing up to 50 tons of raw NI-Cu ore, refining it to a 70-80% purity level and selling the resultant materials to major Chinese metals refiners.

The facility is to be located 75 kilometers north east of the provincial capital city of Xining in a building that currently is being rented on a month-to-month basis and we intend to be negotiating a longer term lease upon plant completion in the spring of 2008. Our partner, Professor Liu Jiang has acquired an idle 50 ton per day capacity furnace, which his team is adapting for processing raw nickel/copper ore. We have purchased additional needed equipment. The plant is being assembled and is expected to be ready to produce an 80% pure Nickel/ copper aggregate product by about the middle of the second quarter, 2008. The output of this plant is readily sold to major refineries that further purify the nickel and copper. Current plans envision, ultimately, at least one 50 tons/day metal processing facility capable of producing Nickel, Copper and other metals aggregates with the very likely possibility of replicate these facilities in other areas of China.  Sino-Canadian has lined up four major Nickel Copper Producers as potential customers of the plant output.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

East Delta uses office space provided rent free by a director under an oral agreement on a month to month basis. Rent was accrued by the Company at December 31, 2007. Guizhou Amingo leases it office spaces in China under month to month leases.

East Delta operates in China through its subsidiaries Amingo Resources and Sino Canadian Metals. Chinese law strictly controls and restricts the inflow and repatriation of foreign investment funds. All foreign entities may operate in China partnered with local Chinese as Joint Venture Companies. The detailed rules may vary from province to province, however, the basic laws are that profits may be sent back to the native country and the principal may be returned after several years, usually four years.

NOTE 11 – SUBSEQUENT EVENTS

During the first quarter of 2008, East Delta issued 4,800,000 shares to its joint venture partner for his services rendered under the joint venture agreement related to the Huang Yuan nickel-copper plant. 3,200,000 shares were accrued by East Delta before December 31, 2007 for a fair value of $576,000. The remaining 1,600,000 shares issued by East Delta in 2008 were recorded at their fair value of $304,000.

Additionally, East Delta also issued 220,000 shares to a consultant for his services rendered to East Delta during 2007. These shares were accrued as at December 31, 2007 for their fair value of $37,400.

In March 2008, East Delta borrowed $100,000 from a third party under a promissory note. This loan is due October 1, 2008 and payable in 4 installments, monthly, thereafter, and carries an interest payment of 25% per annum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President/Chief Operating Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the President/Chief Operating Officer/Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President/Chief Operating Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President/Chief Operating Officer/Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to lack of segregation of duty, financial statements disclosures, expense recognition and related party transactions. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.  We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with our auditors and other outside advisors respect to generally accepted accounting principles, providing additional training to ensure that our controls management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance and procedures are adequate increasing the frequency of internal financial statement review.

The most prominent of these defects and our planned changes which we expect to become effective in time for the December 31, 2008 audit are:

1. Inadequate training and knowledge on the part of our internal Chinese bookkeeping and accounting staff with respect to the requirements of U.S. GAAP. We plan on correcting this by having training sessions with our Chinese staff given by U.S. accountants or by U.S. trained accountants. This activity is scheduled for some time during the fiscal 2008.

2. Lack of any English speaking personnel with knowledge of accounting at our Chinese operations. We intend, when funds permit, to have a bilingual, English-Chinese accountant visit our operations and review our records at least once a month. This individual is expected to be based in either Beijing or Hong Kong.

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

Our President / Chief Operating Officer / Chief Financial Officer has also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and has concluded that there were no significant changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT

Name	Age	Position

Victor Sun	65	President, CEO and Director since inception
Louis Ladouceur	66	Director since February 2004

Officers and Directors:

During the twelve months ended December 31, 2007, Mr. David Bikerman resigned from the office of President, and he and Mr. Felix Furst resigned as Directors of the Company.

Victor I. H. Sun, Director, Chief Executive Officer was appointed to the office of President and is acting as Chief Operating Officer and Chief Financial Officer until permanent replacements can be found.

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
(President, COO, CFO)

(1)  Twelve months ended December 31, 2007. No additional bonuses were awarded to him during the twelve months ended December 31, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name	Number of
	shares owned
	beneficially	% of total

Victor Sun	1,891,000	3.7
Louis Ladouceur	1,540,000	2.6

All Directors and Officers	3,431,000	6.3

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS

(a) List of exhibits

Exhibit No.	Description	Location

21	List of Subsidiaries	Provided herein
31.1	Certification Pursuant to Section 302	Provided herein
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herein

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by our Auditors Fiscal Year 2007

During the twelve months ended December 31, 2007, Malone and Bailey of Houston provided various audit and audit related services to East Delta Resources. The fees associated with those services are as follows:

December 31, 2007

Audit fees (1)	$22,000

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

Date: April 15, 2008	By:	/s/ Victor I.H. Sun
Victor I.H. Sun
President, Chief Operating Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor I.H. Sun	Date: April 15, 2008
Victor I.H. Sun, Director

/s/ Louis Ladouceur	Date: April 15, 2008
Louis Ladouceur, Director