Form 10-Q
period 2008-03-31
EAST DELTA RESOURCES CORP.
filed 2008-05-20
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                 For the quarterly period ended March 31, 2008.

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

              YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2008.

              55,868,842  Common Shares

Transitional Small Business Disclosure Format:

              YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                        (A Development Stage Enterprise)

                               INDEX TO FORM 10-Q

                                                                                                       Page



PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)
            Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007                        1

            Consolidated Statements of Operations for the three months ended
            March 31, 2008 and 2007                                                                       2

            Consolidated Statements of Cash Flows for the three months ended
            March 31, 2008 and 2007                                                                       3

            Notes to Unaudited Consolidated Financial Statements                                          4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations or Plan of Operations (including cautionary statement)                             5

Item 3.     Controls and Procedures                                                                      11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            12

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                  12

Item 3.     Defaults Upon Senior Securities                                                              12

Item 4.     Submission of Matters to a Vote of Securities Holders                                        12

Item 5.     Other Information                                                                            12

Item 6.     Exhibits and Reports on Form 8-K                                                             12

            Signatures                                                                                   13

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    March 31, 2008        December 31, 2007
                                                                                    --------------        -----------------
Current assets:
     Cash                                                                            $    251,280            $    248,377
     Prepaid expense and other current assets                                              27,722                   2,326
                                                                                     ------------            ------------
Total current assets                                                                      279,002                 250,703

Other assets:
     Property, plan and equipment, net of accumulated
       depreciation of $13,200 and $10,097, respectively                                   50,641                  43,017
     Deferred financing costs, net of accumulated
       amortization of $76,660 and $64,117, respectively                                        -                  12,543
                                                                                     ------------            ------------
Total assets                                                                         $    329,643            $    306,263
                                                                                     ============            ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                        $    802,558            $  1,102,351

     Accounts payable - related parties                                                    33,941                  22,998
    Short-term note payable                                                             1,910,154                 215,000
                                                                                     ------------            ------------
Total current liabilities                                                               2,746,653               1,340,349

Long term liabilities:
     Convertible notes                                                                          -               1,443,393
                                                                                     ------------            ------------
Total liabilities                                                                       2,746,653               2,783,742

Minority interest in subsidiary                                                            90,963                 111,124

Stockholders' deficit
     Common stock, $0.0001 par value, 100,000,000
       shares authorized, 55,868,842and 50,848,842 shares
       issued and outstanding, respectively                                                 5,587                   5,085
     Additional paid-in-capital                                                        25,959,261              25,106,363
     Other comprehensive income                                                           163,647                 138,697
                                                                                     ------------            ------------
     Deficit accumulated during the development stage                                (28,636,468)            (27,838,748)
                                                                                     ------------            ------------
       Total stockholders' deficit                                                    (2,507,973)             (2,588,603)
                                                                                     ------------            ------------
Total liabilities and stockholders' deficit                                          $    329,643            $    306,263
                                                                                     ============            ============

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended March 31, 2008 and 2007 and
          Period from March 4, 1999 (inception) through March 31, 2008
                                   (unaudited)

                                              Three months ended       Three months ended        For the period
                                                March 31, 2008           March 31, 2007          March 4, 1999
                                                                                                 (inception of
                                                                                               development stage)
                                                                                                to March 31, 2008

Revenues:
Consulting                                       $          -            $          -            $     86,544
                                                 ------------            ------------            ------------
  Total revenues                                            -                       -                  86,544
Operating expenses:
  Officer and director compensation                         -                       -                 393,255
  Consulting and professional                         415,315                 248,865              11,112,609
  General and administrative                          228,921                 156,956               9,089,028
                                                 ------------            ------------            ------------

  Total operating expenses                            644,236                 405,821              20,594,892
                                                 ------------            ------------            ------------

Operating loss                                       (644,236)               (405,821)            (20,508,348)

  Loss on derivative liabilities                            -                       -              (7,723,498)
  Interest income (expense)                           (68,638)                (29,052)                (65,688)
  (Loss) Gain on currency transactions               (105,007)                (12,312)               (366,758)
                                                 ------------            ------------            ------------

Net loss before
  minority interest                                  (817,881)               (447,185)            (28,664,292)

Minority interest in subsidiary
  income (loss)                                       (20,161)                (38,599)                (27,823)
                                                 ------------            ------------            ------------

Net loss                                         $   (797,720)           $   (408,586)           $(28,636,469)
                                                 ============            ============            ============
Currency translation                                   24,950                       -
Comprehensive income                             $    772,770            $   (408,586)

Basic and diluted
  net loss per share                             $      (0.02)           $      (0.01)

Weighted average shares outstanding
  basic and diluted                                52,734,898              47,051,786

                           EAST DELTA RESOURCES CORP.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2008 and 2007 and
          Period from March 4, 1999 (inception) through March 31, 2008
                                   (unaudited)

                                                        Three months ended    Three months ended     For the period
                                                          March 31, 2008       March 31, 2007         March 4, 1999
                                                                                                      (inception of
                                                                                                    development stage)
                                                                                                    to March 31, 2008

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(797,720)          $(408,586)          $(28,636,469)
   Adjustments to reconcile net loss to cash used
   in operating activities:
      Depreciation and amortization expense                    15,646              11,863                 89,860
      Loss on derivative liabilities                                -                   -              7,723,498
      Loss on currency transactions                           105,007              12,312                348,795
      Bad debt expense                                                                                    10,403
      Stock issued for services                               240,000              42,250             11,496,186
      Warrant / option expense                                      -             198,879              2,990,053
      Minority interest                                       (20,161)            (38,599)               (15,289)
      Changes in assets and liabilities:                                                                       -
        Prepaid expenses and other receivables                 (7,995)            (38,482)                10,131
        Accounts payable and accrued liabilities              324,550              24,207              1,417,311
                                                            ---------           ---------           ------------
 CASH USED IN OPERATING ACTIVITIES                           (140,673)           (196,156)            (4,565,521)
                                                            ---------           ---------           ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from purchase of Omega
    with common stock                                               -                   -                157,687
   Loan to Sino Silver                                              -                   -               (150,545)
   Repayment from Sino Silver                                       -             150,000                150,000
   Note receivable from third party                                 -                   -                (30,010)
   Investments                                                      -                   -                      -
   Purchase of fixed assets                                   (10,727)            (10,523)               (63,841)
                                                            ---------           ---------           ------------
 CASH PROVIDED BY INVESTING ACTIVITIES                        (10,727)            139,477                 63,291
                                                            ---------           ---------           ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of deferred financing costs                              -                   -                (38,330)
   Payments to related party                                        -                   -                (53,000)
   Advances from related party                                 25,000                   -                 78,000
   Proceeds from related party loan                                 -                   -                422,474
   Repayments of related party loan                                 -                   -               (422,474)
   Proceeds from short term note payable                      106,427                   -                321,427
   Repayments of short term note payable                       (2,074)                  -                 (2,074)
   Proceeds from convertible notes                                  -                   -              1,193,565
   Sale of minority interest in subsidiary                          -                   -                305,500
   Shares issued for cash, net of offering costs                    -                   -              2,784,774
                                                            ---------           ---------           ------------
 CASH PROVIDED BY FINANCING ACTIVITIES                        129,353                   -              4,589,862
                                                            ---------           ---------           ------------

 EFFECT OF EXCHANGE IN CASH                                    24,950                   -                163,648
                                                            ---------           ---------           ------------

 NET CHANGE IN CASH                                             2,903             (56,679)               226,329
                                                            =========           =========           ============

   Cash, beginning of period                                $ 248,377           $ 391,597           $          -

   Cash, end of period                                      $ 251,280           $ 334,918           $    226,329

 Cash paid for:
   Interest                                                 $       -           $       -           $     51,380
   Income Taxes                                             $       -           $       -           $          -

 Non-cash investing and financing activities:               $       -           $       -           $     38,330
 Stock payable for deferred financing costs                 $       -           $       -           $          -

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

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $772,770 for the three months ended March 31, 2008 and has an accumulated deficit and working capital deficit of ($28,636,468) and ($2,507,973), respectively as of March 31, 2008.
These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated in Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes is March 31, 2008. The notes were not paid upon maturity and are in default. East Delta is currently in negotiations with the note holders.

In January 2008, East Delta borrowed $25,000 under a term loan from a related party. This note was due on March 15, 2008, bears interest at 6% per annum. East Delta has not repaid the note and is currently under negotiations to extend the terms of the note.

In March 2008, East Delta borrowed $100,000 under a term loan. This note is due on October 1, 2008 and converts to a sinking fund to be repaid in three installments, consisting of $30,000, $30,000, and $40,000 payable on the first day of each succeeding month, that is, November 1, 2008, December 1, 2008 and January 1, 2009. The loan bears and interest rate of 25% of the face value of the loan, payable as 15% in common stock valued at $0.12 per share, due and to be issued upon receipt of funds by EDLT and 10% in cash, due and to be paid January 1, 2009. The lender has the option to convert the cash portion of the interest payment into common shares of EDLT at a cost of $0.12 per share.

In March 2008, East Delta financed their D & O insurance in the amount of $17,401. The note is to be repaid in eight monthly installments in the amount of $2,075, bears a finance charge in the amount of $1,073, and is due in October 2008. Principal paid as of March 31, 2008 was $2,075, which leaves a balance of $15,327 as of March 31, 2008.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2008, East Delta issued 5,020,000, shares of common stock for services performed during the three months ended March 31, 2008 and prior period services accrued. These shares were recorded at their fair value of $853,400.

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

The following discussion and analysis of our financial condition is as of March 31, 2008. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations and Financial Condition

The following selected financial data for the three months ended March 31, 2008 and 2007 and the period from inception March 4, 1999 to March 31, 2008 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.



                                                                For the period
                                                                 March 4, 1999
                               Three Months     Three Months     (inception of
                                   Ended            Ended      development stage)
                                 March 31,        March 31,     through March 31,
                                    2008            2007              2008
                                    ----            ----              ----
Total revenues                  $       -         $       -        $     86,544
Total operating expenses          644,236           405,821          20,594,892
Loss before minority interest    (817,881)         (447,185)        (28,664,292)
Net loss                        $(772,770)        $(408,586)       $(28,636,469)

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the three months ended March 31, 2008 and 2007.

Operating expenses and net losses

Our total operating expenses for the three months ended March 31, 2008 and 2007 were $644,236 and $405,821, respectively. The increase is primarily due to stock issued to consultants for services.

No officer and director compensation was paid for the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources

During the three months ending March 31, 2008 and 2007, we incurred an operating loss of $644,236 and $405,821, respectively. As of March 31, 2008, we have a deficit accumulated during the development stage of $28,611,518.

             Liquidity and Capital Resources

             Balance Sheet Data:
                                                As of March 31, 2008
                                                --------------------

             Working capital deficit                 $(2,467,651)
             Total assets                                329,643
             Total liabilities                         2,746,653
             Stockholders' deficit                    (2,507,973)

             As of March 31, 2008, our cash position was $251,280.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $772,770 for the three months ended March 31, 2008 and has an accumulated deficit and working capital deficit of $28,611,518 and $2,467,651, respectively as of March 31, 2008. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

Plan of Operations

Overall, during 2008, the Company's emphasis will be to:
     o    Undertake a financing campaign of minimum $500,000.
     o Prepare and implement (subject to levels of funding) a new drilling plan at the core property (Bake) based on results to date;

Further, although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following:
     o Re-start mining operations, with ore extraction from Level 6 of the mine;
     o Re-commence mill operations, processing 20-25 T/day initially, with the intention of a ramp-up to full 100-125 T capacity by mid-year.
     o    Continue exploration activities at lower levels of the mine.

At Qinghai,

     o Exploration activity at Yaqu, the extent of which is dependent on funding available
     o Sign agreements with other sources for the Ni-Cu processing plant at Huang Yuan
     o Complete Ni-Cu plant, test its operations, and ramp-up capacity to 50T/day.
     o Feasibility study and cost analysis to triple capacity at the plant to 150T/day.

Additional plans, in general, are:

     o    Complete ongoing property acquisitions and seek other acquisitions;
     o Consolidate the acquisitions by integrating them into the Company's Chinese operations.

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

     b)   continue explore the high priority deposits near Zone 1 and Zone 2;

     c) hiring independent "western" qualified geologists to prepare resource estimates to US/Canadian standards.

A drilling program is being conducted to assess the metallurgical grades of several highly prospective zones identified to date, and to further map out the property's potential resource values.

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

East Delta intends to do the following in 2008 at Huaqiao:

Exploration
     o    Create new computerized geologic model for resource/reserve estimation
     o Based on results from the mapping, model and sampling, plan drill holes.

Production
     o Contract an expatriate mine manager to oversee all operations at the mine;
     o    Address tailings disposal concerns;
     o    Complete construction of new labor living quarters;
     o    Cost analysis study and installation of backup electrical generators
     o    Purchase additional ore hoppers
     o    Purchase and install additional production equipment as required; and
     o    Assess and streamline management reporting structure.

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

The plant will produce an intermediate product, iced Nickel-Copper (Ni-CU) Aggregate, or Nickel-Copper Aggregate. Ni-Cu alloys are widely used for marine applications due to their excellent resistance to seawater corrosion, high inherent resistance to bio-fouling and good fabric ability. The major refinery can further process them to separate them into Nickel, Copper and other trace metals found in the alloy.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2008, we issued 5,020,000 shares of our common stock to various consultants for services rendered to us.

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

Dated: May 20, 2008                                  By: /s/ Victor Sun
                                                     --------------------------
                                                     Victor I.H. Sun
                                                     Chief Executive Officer,
                                                     Chief Operating Officer,
                                                     and Chief Financial Officer