Form 10-Q/A
period 2008-03-31
EAST DELTA RESOURCES CORP.
filed 2008-06-05
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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


              YES [_] NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2008.

              55,868,842  Common Shares

Transitional Small Business Disclosure Format:

              YES [_] NO [X]

EXPLANATORY NOTE.

The registrant has been made aware of an error on the cover page of the registrant's recently filed quarterly report on Form 10Q for the 3 months period ending March 31, 2008, incorrectly declaring the Company a shell company. This has been corrected and herein the registrant is filing an amended Form 10Q for the 3 months period ending March 31, 2008.

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


Dated: June 5, 2008                                  By: /s/ Victor Sun
                                                     --------------------------
                                                     Victor I.H. Sun
                                                     Chief Executive Officer,
                                                     Chief Operating Officer,
                                                     and Chief Financial Officer