Form 10QSB/A
period 2007-03-31
EAST DELTA RESOURCES CORP.
filed 2008-06-19
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO[X]




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




Dated: June 19, 2008                                  By: /s/ Victor Sun
                                                     --------------------------
                                                     Victor I.H. Sun
                                                     Chief Executive Officer,
                                                     Chief Operating Officer,
                                                     and Chief Financial Officer