Form 10-Q
period 2008-06-30
EAST DELTA RESOURCES CORP.
filed 2008-08-14
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                  For the quarterly period ended June 30, 2008.

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


           YES [_] NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31,2008


           59,261,842  Common Shares

Transitional Small Business Disclosure Format:

           YES [_] NO [X]

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q


                                                                                                     Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)                                              1

           Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)          1

           Consolidated Statements of Operations for the three and six months ended
           June 30, 2008 and 2007 (unaudited)                                                         2

           Consolidated Statements of Cash Flows for six months ended
           June 30, 2008 and 2007  (unaudited)                                                        3

           Notes to consolidated  Financial Statements (unaudited)                                    4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations or Plan of Operations (including cautionary statement)                          5

Item 3.    Quantitative and Qualitative About Market Risk                                            11

Item 4.    Controls and Procedures                                                                   11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                               12

Item 3.    Defaults Upon Senior Securities                                                           12

Item 4.    Submission of Matters to a Vote of Securities Holders                                     12

Item 5.    Other Information                                                                         12

Item 6.    Exhibits and Reports on Form 8-K                                                          12

           Signatures                                                                                13

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      June 30, 2008      December 31, 2007
                                                                                      -------------      -----------------
Current assets:
     Cash                                                                             $     72,469          $    248,377
     Prepaid expense and other current assets                                               15,174                 2,326
     Deferred financing cost                                                               133,600                     -
                                                                                      ------------          ------------
Total current assets                                                                       221,243               250,703


Other assets:

                                                                                                 -                     -
     Property, plant and equipment, net of accumulated
       depreciation of $16,392 and $10,097, respectively                                    47,449                43,017
     Deferred financing costs, net of accumulated
       amortization of $76,660 and $64,117, respectively                                         -                12,543
                                                                                      ------------          ------------
Total assets                                                                          $    268,692          $    306,263
                                                                                      ============          ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                         $    671,367          $  1,102,351
     Accounts payable - related parties                                                     36,041                22,998
     Short-term notes payable - related party                                               25,000                     -
     Short-term notes payable                                                            1,878,784               215,000
                                                                                      ------------          ------------
Total current liabilities                                                                2,611,192             1,340,349

Long term liabilities:
     Convertible notes                                                                           -             1,443,393
                                                                                      ------------          ------------
Total liabilities                                                                        2,611,192             2,783,742

Minority interest in subsidiary                                                             90,955               111,124

Stockholders' deficit
     Common stock, $0.0001 par value, 50,000,000
       shares authorized, 59,261,842 and 50,848,842 shares
       issued and outstanding, respectively                                                  5,926                 5,085
     Additional paid-in-capital                                                         26,575,862            25,106,363

     Other comprehensive income                                                            138,697               138,697

     Deficit accumulated during the development stage                                  (29,153,940)          (27,838,748)
                                                                                      ------------          ------------
       Total stockholders' deficit                                                      (2,433,455)           (2,588,603)
                                                                                      ------------          ------------
Total liabilities and stockholders' deficit                                           $    268,692          $    306,263
                                                                                      ============          ============

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and six months ended June 30, 2008 and 2007 and
           Period from March 4, 1999 (inception) through June 30, 2008
                                   (unaudited)


                                          Three months      Three months     Six months        Six months     For the period March
                                         ended June 30,    ended June 30,  ended June 30,    ended June 30,   4, 1999 (inception of
                                              2008              2007            2008              2007        development stage) to
                                                                                                                  June 30, 2008
 Revenues:
  Consulting                               $          -     $          -     $          -     $          -     $     86,544
                                           ------------     ------------     ------------     ------------     ------------
  Total revenues                                      -                -                -                -           86,544
Operating expenses:
  Officer and director compensation                   -                -                -                -          393,255
  Consulting and professional                   230,288          539,824          645,603          788,689       11,342,897
  General and administrative                    185,659          185,498          414,580          342,454        9,274,687
                                           ------------     ------------     ------------     ------------     ------------

  Total operating expenses                      415,947          725,322        1,060,183        1,131,143       21,010,839
                                           ------------     ------------     ------------     ------------     ------------

Operating loss                                 (415,947)        (725,322)      (1,060,183)      (1,131,143)     (20,924,295)

  Loss on derivative liabilities                                       -                -                -       (7,723,498)
  Interest income (expense)                    (101,925)          98,572         (170,563)          69,520         (167,613)
  (Loss) Gain on currency transactions              392          (12,796)        (104,615)         (25,108)        (366,366)
                                           ------------     ------------     ------------     ------------     ------------

Net loss before
  minority interest                            (517,480)        (639,546)      (1,335,361)      (1,086,731)     (29,181,772)

Minority interest in subsidiary
  income (loss)                                       8          (16,795)          20,169           21,804           27,832
                                           ------------     ------------     ------------     ------------     ------------

Net loss                                   $   (517,472)    $   (656,341)    $ (1,315,192)    $ (1,064,927)    $(29,153,940)
                                           ============     ============     ============     ============     ============

Basic and diluted
  net loss per share                       $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)

Weighted average shares outstanding
  basic and diluted                          57,748,095       48,856,534       59,613,424       47,959,146

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended June 30, 2008 and 2007 and
           Period from March 4, 1999 (inception) through June 30, 2008
                                   (unaudited)

                                                                  Six months ended       Six months ended        For the period
                                                                    June 30, 2008         June 30, 2007           March 4, 1999
                                                                                                                  (inception of
                                                                                                                development stage)
                                                                                                                to June 30, 2008
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $(1,315,192)           $(1,064,927)           $(29,153,940)
   Adjustments to reconcile net loss to cash used
   in operating activities:
      Depreciation and amortization expense                               18,838                 23,127                  93,052
      Loss on derivative liabilities                                           -                      -               7,723,498
      Loss on currency transactions                                      104,615                 25,108                 348,403
      Bad debt expense                                                                                -                  10,403
      Stock issued for services                                          429,972                496,000              11,686,158
      Warrant / option expense                                            71,300                198,879               3,061,353
      Minority interest                                                  (20,169)                21,854                 (15,297)
      Changes in assets and liabilities:                                                                                      -
Prepaid expenses and other receivables                                   (12,848)               (33,862)                  5,278
Accounts payable and accrued liabilities                                 417,941                (33,103)              1,510,702
                                                                     -----------            -----------            ------------
 CASH USED IN OPERATING ACTIVITIES                                      (305,543)              (366,924)             (4,730,390)
                                                                     -----------            -----------            ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from purchase of Omega
    with common stock                                                          -                      -                 157,687
   Loan to Sino Silver                                                         -                      -                (150,545)
   Repayment from Sino Silver                                                  -                150,000                 150,000
   Note receivable from third party                                            -                      -                 (30,010)
   Investments                                                                 -                      -                       -
   Purchase of fixed assets                                              (10,727)               (10,523)                (63,841)
                                                                     -----------            -----------            ------------
 CASH USED IN PROVIDED BY INVESTING ACTIVITIES                           (10,727)               139,477                  63,291
                                                                     -----------            -----------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of deferred financing costs                                         -                      -                 (38,330)
   Payments to related party                                                   -                      -                 (53,000)
   Advances from related party                                            25,000                      -                  78,000
   Proceeds from related party loan                                            -                      -                 422,474
   Repayments of related party loan                                            -                      -                (422,474)
   Proceeds from short term note payable                                 123,828                      -                 338,828
   Repayments of short term note payable                                  (8,466)                     -                  (8,466)
   Proceeds from convertible notes                                             -                      -               1,193,565
   Sale of minority interest in subsidiary                                     -                      -                 305,500
   Shares issued for cash, net of offering costs                               -                      -               2,784,774
                                                                     -----------            -----------            ------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                   140,362                      -               4,600,871
                                                                     -----------            -----------            ------------

 EFFECT OF EXCHANGE IN CASH                                                    -                      -                 138,697
                                                                     -----------            -----------            ------------

 NET CHANGE IN CASH                                                     (175,908)              (227,447)                 72,469

   Cash, beginning of period                                             248,377                391,597                       -

   Cash, end of period                                               $    72,469            $   164,150            $     72,469
                                                                     ===========            ===========            ============

 Cash paid for:
   Interest                                                          $         -            $    41,010            $     51,380
   Income Taxes                                                                -                      -                       -

 Non-cash investing and financing activities:                                                         -
 Stock payable for deferred financing costs                          $         -            $         -            $     38,330
 Stock issued for accounts payable and accrued liabilities               835,882                      -                 835,766
 Stock issued as collateral                                              133,600                      -                 133,600

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

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $517,472 and $1,315,192 for the three and six months ended June 30, 2008 and has an accumulated deficit and working capital deficit of ($29,153,940) and ($2,389,949), respectively as of June 30, 2008.These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated in Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes was March 31, 2008. The notes were not paid upon maturity and were in default as of March 31, 2008. East Delta has extended the due date of notes, totaling 816,000 Euros in principal, to March 31, 2009 by issuing one share of common stock for each Euro of debt as full payment for the interest due and outstanding and one warrant with a conversion price of $.25 per share, at anytime until April 15, 2012. East Delta is currently in negotiations with the remaining note holders.

In January 2008, East Delta borrowed $25,000 under a term loan from a related party. This note was due on March 15, 2008, bears interest at 6% per annum. East Delta has extended the note for an additional six months.

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

In March 2008, East Delta financed their D & O insurance in the amount of $17,401. The note is to be repaid in eight monthly installments in the amount of $2,075, bears a finance charge in the amount of $1,073, and is due in October 2008. Principal paid as of June 30, 2008 was $8,468, which leaves a balance of $8,933 as of June 30, 2008.

NOTE 4 - COMMON STOCK

During the six months ended June 30, 2008, East Delta issued 8,413,000, shares of common stock for accrued but unpaid interests, services performed during the six months ended June 30, 2008 and prior period services accrued. These shares were recorded at their fair value of $1,399,040.

NOTE 5 - WARRANTS

During the six months ended June 30, 2008, East Delta granted fifteen note holders an aggregate 806,000 warrants to purchase East Delta's common stock in return for the extension of their notes from March 31, 2008 to March 31, 2009. These warrants are exercisable immediately at $0.25 per share and expire on April 15, 2012. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 94.78%; ii) Risk free interest rate of 3.38%; iii) Contractual term weighted of 4 years; and iv) No dividend yield. East Delta recorded $71,300 of expense related to these warrants.

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

The following discussion and analysis of our financial condition is as of June 30, 2008. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations and Financial Condition

The following selected financial data for the three and six months ended June 30, 2008 and 2007 and the period from inception March 4, 1999 to June 30, 2008 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

                                                                                                                     For the period
                                                                                                                     March 4, 1999
                                                                                                                     (inception of
                                     Three Months        Three Months         Six Months          Six Months          development
                                        Ended               Ended               Ended               Ended                 stage)
                                       June 30,            June 30,            June 30,            June 30,           through June
                                         2008                2008                2008                2008                30,2008
                                         ----                ----                ----                ----                 ----
Total revenues                        $       -          $       -            $       -           $       -          $     86,544
Total operating expenses                415,947            725,322            1,060,183           1,131,143            21,010,839
Loss before minority interest          (517,480)          (639,546)          (1,335,361)         (1,086,731)          (29,181,772)
                                      ---------          ---------          -----------         -----------          ------------
Net loss                              $(517,472)         $(656,341)         $(1,315,192)        $(1,064,927)         $(29,153,940)


Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the six months ended June 30, 2008 and 2007.

Operating expenses and net losses

Our total operating expenses for the three and six months ended June 30, 2008 were $415,947 and $1,060,183, respectively, compared to $725,322 and $1,131,143 for the three and six months ended June 30, 2007, respectively. The decrease is primarily due to stock issued to consultants for services.

No officer and director compensation was paid for the three and six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

During the three and six months ending June 30, 2008 and 2007, we incurred an operating loss of $415,947and $1,060,183, respectively, as compared to an operating loss of $725,322 and $1,131,143 for the three and six months ending June 30, 2007, respectively. As of June 30, 2008, we have a deficit accumulated during the development stage of $29,153,940.

Liquidity and Capital Resources

 Balance Sheet Data:
                                                        As of June 30, 2008
                                                        -------------------
 Working capital deficit                                       $(2,389,949)
 Total assets                                                      268,692
 Total liabilities                                               2,611,192
 Stockholders' deficit                                          (2,433,455)

As of June 30, 2008, our cash position was $72,469 and we had a working capital deficit of $2,389,949.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $517,472 and 1,315,192 for the three and six months ended June 30, 2008 and has an accumulated deficit and working capital deficit of $29,153,940 and $2,389,949, respectively as of June 30, 2008. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

Plan of Operations

Overall, during the latter half of 2008, the Company's emphasis will be to:
o Undertake a financing campaign of minimum $500,000.
o Prepare and implement (subject to levels of funding) a new drilling plan at the core property (Bake) based on results to date;

Further, although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following, as funds permit:
o Re-start mining operations, with ore extraction from Level 6 of the mine;
o Re-commence mill operations, processing 20-25 T/day initially, with the intention of a ramp-up to full 100-125 T capacity by mid-year.
o Continue exploration activities at lower levels of the mine.

At Qinghai,

o Surface exploration activity at Yaqu, the extent of which is dependent on funding available
o As we have successfully tested our Ni-Cu plant, we plan to commence operation, eventually ramping-up to our capacity of 50T/day.
o Feasibility study and cost analysis to double or triple capacity at the plant to 150T/day.

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

Upon successful raising of funds as indicated earlier, the Company intends to continue a program commenced earlier to:

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

In addition to ongoing geological mapping and soil sampling, we have set a six month budget of a total $50,000 to cover some of these activities, to be paid for from existing funds.

Huaqiao Project

The acquisition of Huaqiao has not as yet been closed, nevertheless management has decided to proceed with various activities related to this project that would be beneficial to us upon closing. The work involves general planning and budgeting, refurbishment and modernization of an existing mill on the property, and further resource determination.

As most planned activities planned in the first half of 2008 were not completed to lack of funds, East Delta intends to do the following in latter half of 2008 at Huaqiao, again depending on the success of financing activities:

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

Exploration results from precious work in the area will be collected, translated, and compiled. A geologic management team will be assembled to oversee and perform the work. A baseline geologic survey will be completed. Target areas for geophysical analysis will be determined with intent to prioritize targets Underground tunnels will be mapped and sampled. All surface occurrences will be trenched and sampled. Drill targets will be identified Resource estimates completed for known mineralization by mid 2009.

Huang Yuan Plant

We have made the necessary arrangements to purchase Ni-Cu ore from a relatively low grade Nickel Copper mine within a radius of 100 kilometers of the plant. The grades from this mine tested in the range from 0.5 to 0.87% of Nickel and 1% to 1.8% of Copper. With the current elevated price of Ni and Cu, and the quality of our Ni-Cu concentrate product, our 50 ton/day plant has been estimated to have the potential to generate net profit of approximately US$1,000,000 annually. Production is scheduled to commence during the week of August 18, 2008.

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

Our main supplier of the raw ore is located about 85 kilometers from the plant. The particular exided Ni-Cu ore that we are purchasing is relatively inexpensive due the fact very few producers have the experience in handling the particular type of ore mixture. In addition, this particular low grade deposit also contains gold, silver, platinum, palladium and cobalt. Our customer-refinery will test each production run and will likely credit us for additional metals extractable from our product.

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

CAUTIONARY STATEMENT

This Form 10-Q, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and ability to obtain acceptable financing in connection with our growth plans;
(iv) any increased competition in business; (v) any inability to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our President, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. This finding is based on a number of audit adjustments found by our auditor during their audit of our December 31, 2007 financial statements.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2008, we issued 3,393,000 shares of our common stock to various consultants for services rendered to us and to note holders in lieu of interest

The stock was issued in transactions exempt from registration either under section 4(2) to U.S. persons or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933, 1933, as amended (the "Securities Act"). No commissions were paid.

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

Dated: August 14, 2008                          By: /s/ Victor Sun
                                                --------------------------
                                                Victor I.H. Sun
                                                Chief Executive Officer,
                                                Chief Operating Officer,
                                                and Chief Financial Officer