Form 10-Q
period 2008-09-30
EAST DELTA RESOURCES CORP.
filed 2008-11-19
CIK 1093933

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

               For the quarterly period ended September 30, 2008.

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

          YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 14, 2008

          70,648,842 Common Shares

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                   Accelerated filer  [_]

Non-accelerated filer [_]                     Smaller reporting company [X]

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007         1

          Consolidated Statements of Operations for the three and nine months ended
          September 30, 2008 and 2007                                                        2

          Consolidated Statements of Cash Flows for the nine months ended
          September  30, 2008 and 2007                                                       3

          Notes to consolidated  Financial Statements                                        5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations or Plan of Operations (including cautionary statement)                  7

Item 3.   Quantitative and Qualitative About Market Risk                                    13

Item 4.   Controls and Procedures                                                           13



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                       14

Item 3.   Defaults Upon Senior Securities                                                   14

Item 4.   Submission of Matters to a Vote of Securities Holders                             14

Item 5.   Other Information                                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                                  14

          Signatures                                                                        15

PART I - FINANCIAL INFORMATION

Item 1.

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                          September 30, 2008      December 31, 2007
                                                                                          ------------------      -----------------
Current assets:
     Cash                                                                                      $     36,863            $    248,377
     Prepaid expense and other current assets                                                        38,332                   2,326
     Deferred financing costs                                                                       133,600                       -
                                                                                               ------------            ------------
Total current assets                                                                                208,795                  250,703

Other assets:
                                                                                                          -                       -
     Property, plant and equipment, net of accumulated
       depreciation of $19,584 and $10,097, respectively                                             44,257                  43,017
     Deferred financing costs, net of accumulated
       amortization of $76,660 and $64,117, respectively                                                  -                  12,543
                                                                                               ------------            ------------
Total assets                                                                                   $    253,052            $    306,263
                                                                                               ============            ============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                                  $    606,110            $  1,102,351
     Accounts payable - related parties                                                              42,291                  22,998
     Short-term notes payable - related party                                                        25,000                       -
     Short-term notes payable                                                                       363,286                 215,000
     Convertible notes                                                                            1,415,973                       -
                                                                                               ------------            ------------
Total current liabilities                                                                         2,452,660               1,340,349

Long term liabilities:
     Convertible notes                                                                                    -               1,443,393
                                                                                               ------------            ------------
Total liabilities                                                                                 2,452,660               2,783,742

Minority interest in subsidiary                                                                      75,176                 111,124

Stockholders' deficit
     Common stock, $0.0001 par value, 100,000,000
       shares authorized, 65,648,842 and 50,848,842 shares
       issued and outstanding, respectively                                                           6,565                   5,085
     Additional paid-in-capital                                                                  27,644,260              25,106,363
     Accumulated Other comprehensive income                                                         138,697                 138,697
     Deficit accumulated during the development stage                                           (30,064,306)            (27,838,748)
                                                                                               ------------            ------------
       Total stockholders' deficit                                                               (2,274,784)             (2,588,603)
                                                                                               ------------            ------------
Total liabilities and stockholders' deficit                                                    $    253,052            $    306,263
                                                                                               ============            ============

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS Three
              and nine months ended September 30, 2008 and 2007 and
        Period from March 4, 1999 (inception) through September 30, 2008
                                   (unaudited)


                                     Three months ended   Three months ended   Nine months ended     Nine months     For the period
                                     September 30, 2008   September 30, 2007   September 30, 2008  ended September    March 4, 1999
                                                                                                       30, 2007      (inception of
                                                                                                                  development stage)
                                                                                                                    to September 30,
                                                                                                                          2008
 Revenues:
   Consulting                             $          -       $          -       $          -       $          -       $     86,544
                                          ------------       ------------       ------------       ------------       ------------
   Total revenues                                    -                  -                  -                  -             86,544
 Operating expenses:
   Officer and director compensation                 -                  -                  -             13,500            393,255
   Consulting and professional                 665,650             34,864          1,311,253            929,555         12,008,547
   General and administrative                   69,240            102,172            483,820            325,124          9,343,926
                                          ------------       ------------       ------------       ------------       ------------

   Total operating expenses                    734,890            137,036          1,795,073          1,268,179         21,745,728
                                          ------------       ------------       ------------       ------------       ------------

 Operating loss                               (734,890)          (137,036)        (1,795,073)        (1,268,179)       (21,659,184)

   Loss on derivative liabilities                    -                  -                  -                  -         (7,723,498)
   Interest income (expense)                  (323,471)           (30,067)          (494,034)            39,453           (491,084)
   (Loss) Gain on currency transactions        132,216            (84,518)            27,601           (109,626)          (234,150)
                                          ------------       ------------       ------------       ------------       ------------

 Net loss before
   minority interest                          (926,145)          (251,621)        (2,261,506)        (1,338,352)       (30,107,916)

 Minority interest in subsidiary
   income (loss)                                15,779             (1,944)            35,948             19,860             43,610
                                          ------------       ------------       ------------       ------------       ------------

 Net loss                                 $   (910,366)      $   (253,565)      $ (2,225,558)      $ (1,318,492)      $(30,064,306)
                                          ============       ============       ============       ============       ============

 Basic and diluted
   net loss per share                     $      (0.01)      $      (0.01)      $      (0.04)      $      (0.03)

 Weighted average shares outstanding
   basic and diluted                        61,505,049         49,108,842         57,337,703         48,348,677

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine months ended September 30, 2008 and 2007 and
        Period from March 4, 1999 (inception) through September 30, 2008
                                   (unaudited)

                                                               Nine months ended      Nine months ended        For the period
                                                               September 30, 2008     September 30, 2007       March 4, 1999
                                                                                                               (inception of
                                                                                                             development stage)
                                                                                                              to September 30,
                                                                                                                    2008
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(2,225,558)           $(1,318,492)           $(30,064,306)
  Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation and amortization expense                             22,030                 38,932                  96,244
     Loss on derivative liabilities                                         -                      -               7,723,498
     Loss on currency transactions                                    (27,601)               109,626                 216,187
     Bad debt expense                                                       -                      -                  10,403
     Stock-based compensation                                       1,092,229                525,700              12,348,415
     Warrant / option expense                                         375,028                198,879               3,365,080
     Minority interest                                                (35,948)                19,860                 (31,076)
     Changes in assets and liabilities:                                                                                    -
       Prepaid expenses and other receivables                         (36,006)               (63,209)                (17,880)
       Accounts payable and accrued liabilities                       461,893                (15,482)              1,554,655
                                                                  -----------            -----------            ------------
CASH USED IN OPERATING ACTIVITIES                                    (373,933)              (504,186)             (4,798,780)
                                                                  -----------            -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received from purchase of Omega
   with common stock                                                        -                      -                 157,687
  Loan to Sino Silver                                                       -                      -                (150,545)
  Repayment from Sino Silver                                                -                150,000                 150,000
  Note receivable from third party                                          -                      -                 (30,010)
  Investments                                                               -                      -                       -
  Purchase of fixed assets                                            (10,727)               (10,523)                (63,841)
                                                                  -----------            -----------            ------------
CASH USED IN PROVIDED BY INVESTING ACTIVITIES                         (10,727)               139,477                  63,291
                                                                  -----------            -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of deferred financing costs                                       -                      -                 (38,330)
  Payments to related party                                                 -                      -                 (53,000)
  Advances from related party                                          25,000                      -                  78,000
  Proceeds from related party loan                                          -                      -                 422,474
  Repayments of related party loan                                          -                      -                (422,474)
  Proceeds from short term note payable                               163,267                 39,900                 378,267
  Repayments of short term note payable                               (15,121)                     -                 (15,121)
  Proceeds from convertible notes                                           -                      -               1,193,565
  Sale of minority interest in subsidiary                                   -                      -                 305,500
  Shares issued for cash, net of offering costs                             -                      -               2,784,774
                                                                  -----------            -----------            ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 173,146                 39,900               4,633,655
                                                                  -----------            -----------            ------------

                           EAST DELTA RESOURCES CORP.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               Nine months ended September 30, 2008 and 2007 and
        Period from March 4, 1999 (inception) through September 30, 2008
                                   (unaudited)


EFFECT OF EXCHANGE IN CASH                                                                    -                  -           138,697
                                                                                      ---------          ---------          --------

NET CHANGE IN CASH                                                                     (211,514)          (324,809)           36,863

  Cash, beginning of period                                                             248,377            391,597                 -

  Cash, end of period                                                                 $  36,863          $  66,788          $ 36,863
                                                                                      =========          =========          ========


Cash paid for:
  Interest                                                                            $       -          $  41,010          $ 51,380
  Income Taxes                                                                                -                  -                 -

Non-cash investing and financing activities:
Stock issued for accounts payable and accrued liabilities                               938,647                  -           938,647
Stock issued as collateral                                                              133,600                  -           133,600

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

NOTE 2 - GOING CONCERN

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $910,366 and $2,225,558 for the three and nine months ended September 30, 2008 and has an accumulated deficit and working capital deficit of $30,064,306 and $2,243,865, respectively as of September 30, 2008.These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

During the period between March 15, 2006 and May 2, 2006, East Delta issued an aggregate of 980,000 Euros, or approximately $1,193,565 on the date of issuance, in convertible debentures denominated in Euros. The notes were issued at a price of 1 Euro per debenture. The debentures are 6% senior secured convertible notes, convertible at the option of the note holders into shares of the East Delta's common stock, at a conversion price of 0.80 Euros. The maturity date for these notes was March 31, 2008. The notes were not paid upon maturity and were in default as of March 31, 2008. East Delta has extended the due date of notes, totaling 816,000 Euros in principal, to March 31, 2009 by issuing one share of common stock for each Euro of debt as full payment for the interest due and outstanding and one warrant with a conversion price of $.25 per share, at anytime until April 15, 2012. During the third quarter, East Delta negotiated an extension on these notes to March 31, 2009. The debt-holders were issued, in aggregate, 980,000 common shares as payment for the interest owed to March 31, 2008.

In January 2008, East Delta borrowed $25,000 under a term loan from a related party. This note was due on March 15, 2008, bears interest at 6% per annum. During the third quarter, East Delta extended the note for an additional six months.

In March 2008, East Delta borrowed $100,000 under a term loan. This note is due on October 1, 2008 and converts to a sinking fund to be repaid in three installments, consisting of $30,000, $30,000, and $40,000 payable on the first day of each succeeding month, that is, November 1, 2008, December 1, 2008 and January 1, 2009. The loan bears an interest rate of 25% of the face value of the loan, payable as 15% in common stock valued at $0.12 per share, due and to be issued upon receipt of funds by EDLT and 10% in cash, due and to be paid January 1, 2009. The lender has the option to convert the cash portion of the interest payment into common shares of EDLT at a cost of $0.12 per share. The company was unable to make the first payment due on November 1, 2008 and is seeking to extend the loan for another six months on similar terms.

In March 2008, East Delta financed their D & O insurance in the amount of $17,401. The note is to be repaid in eight monthly installments in the amount of $2,075, bears a finance charge in the amount of $1,073, and is due in October 2008. Principal paid as of September 30, 2008 was $15,123, leaving a balance of $2,278 as of September 30, 2008.

In July 2008, East Delta. borrowed $20,000 under a term loan. This note is due on December 31, 2008 and the loan and the interest can be converted, in whole or part, to common shares of stock at a price no greater than $0.20 per share. The loan bears interest at a rate of 10% per annum and is fully guaranteed by East Delta.

In July 2008, Sino Canadian Metals Inc. borrowed $20,000 under a term loan. This note is due on November 30, 2008 and the loan and the interest can be converted, in whole or part, to common shares of stock at a price no greater than $0.50 per share. The loan bears interest at a rate of 12% per annum and is fully guaranteed by East Delta.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2008, East Delta issued 14,803,000, shares of common stock for accrued but unpaid interests, services performed during the nine months ended September 30, 2008 and prior period services accrued. These shares were recorded at their fair value of $2,164,350.

NOTE 5 - WARRANTS AND OPTIONS

In June 2008, East Delta granted fifteen note holders an aggregate 806,000 warrants to purchase East Delta's common stock in return for the extension of their notes from March 31, 2008 to March 31, 2009. These warrants are exercisable immediately at $0.25 per share and expire on April 15, 2012. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 94.78%; ii) Risk free interest rate of 3.38%; iii) Expected weighted average life - 4 years; and iv) No dividend yield. East Delta recorded $71,300 of interest expense related to these warrants.

In September 2008, East Delta granted thirteen note holders an aggregate 4,230,000 warrants to purchase East Delta's common stock in return for the extension of their notes from March 31, 2008 to March 31, 2009. These warrants are exercisable immediately at $0.25 per share and expire on April 15, 2012. The warrants were valued using the Black-Scholes Method with the following assumptions: i) Expected share price volatility of 99.26%; ii) Risk free interest rate of 2.44%; iii) Expected weighted average life - 4 years; and iv) No dividend yield. East Delta recorded $303,728 of interest expense related to these warrants.

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

The following discussion and analysis of our financial condition is as of September 30, 2008. Our results of operations and cash flows should be read in conjunction with our un-audited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations and Financial Condition


The following selected financial data for the three and six months ended September 30, 2008 and 2007 and the period from inception March 4, 1999 to September 30, 2008 is derived from the financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

                                                                                                                     For the period
                                                                                                                     March 4, 1999
                                                                                                                     (inception of
                                     Three Months        Three Months         Nine Months         Nine Months          development
                                         Ended               Ended               Ended               Ended           stage) through
                                     September 30,       September 30,       September 30,       September 30,       September 30,
                                         2008                2007                2008                2007                 2008
                                         ----                ----                ----                ----                 ----

Total revenues                       $       -           $       -             $       -           $       -         $     86,544
Total operating expenses               734,890             137,036             1,795,073           1,268,179           21,745,728
Loss before minority interest         (926,145)           (251,621)           (2,261,506)         (1,338,352)         (30,107,917)
                                     ---------           ---------           -----------         -----------         ------------
Net loss                             $(910,366)          $(253,565)          $(2,225,558)        $(1,318,492)        $(30,064,306)

Our operations have been fairly minimal to date, and have not generated any revenues. Accordingly, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Revenues

We had no revenues during the nine months ended September 30, 2008 and 2007.

Operating expenses and net losses

Our total operating expenses for the three and nine months ended September 30, 2008 were $734,890 and $1,795,073, respectively, compared to $137,036 and $1,268,179 for the three and nine months ended September 30, 2007, respectively. The increase is primarily due to stock issued to consultants for services.

No officer and director compensation was paid for the three and nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

During the three and nine months ending September 30, 2008 and 2007, we incurred an operating loss of $734,890 and $1,795,073, respectively, as compared to an operating loss of $137,036 and $1,268,179 for the three and nine months ending September 30, 2007, respectively. As of September 30, 2008, we have a deficit accumulated during the development stage of $30,064,306.

Liquidity and Capital Resources

 Balance Sheet Data:
                                                 As of September 30, 2008
                                                 ------------------------
 Working capital deficit                              $(2,243,865)
 Total assets                                             253,052
 Total liabilities                                      2,452,660
 Stockholders' deficit                                 (2,274,784)

As of September 30, 2008, our cash position was $36,863 and we had a working capital deficit of $2,243,865.

We are of the opinion that we need to obtain additional funds for the next 12 months to further develop our major property, Bake and to integrate at least one acquisition of an additional property into our operations. And the subsequent progress on this acquisition and on any additional acquisitions will depend on our ability to find financing in the order of several million dollars.

East Delta is in the development stage and will require a significant amount of capital to proceed with its business plan. East Delta's ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business model and/or the integration of an operating business. As shown in the accompanying consolidated financial statements, East Delta incurred losses of $910,366 and $2,225,558 for the three and nine months ended September 30, 2008 and has an accumulated deficit and working capital deficit of $30,064,307 and $2,243,865, respectively as of September 30, 2008. These conditions raise substantial doubt as to East Delta's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The consolidated financial statements do not include any adjustments that might be necessary if East Delta is unable to continue as a going concern.

Plan of Operations

Overall, during the latter half of 2008 and first quarter of 2009, the Company's emphasis will be to:
o Undertake a financing campaign of minimum $500,000.
o Prepare and implement (subject to levels of funding) a new drilling plan at the core property (Bake) based on results to date;

Further, although the acquisition at Huaqiao has not been closed as yet, management has decided to proceed as if it has and has begun to do the following, as funds permit:

Finalize the acquisition of the of the Huaqiao mine
o complete tunneling to lower levels and re-start mining operations, with ore extraction from Level 6 of the mine;
o Re-commence mill operations, processing 20-25 T/day initially, with the intention of a ramp-up to full 100-125 T capacity by mid-year.
o Continue exploration activities at lower levels of the mine.


At Qinghai,
o As we have successfully tested our Ni-Cu plant, we plan to commence operations by the year end subject to financing, and eventually ramping-up to our capacity of 50T/day.
o Feasibility study and cost analysis to double or triple capacity at the plant to 150T/day.

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

As most planned activities planned in the first nine months of 2008 were not completed to lack of funds, East Delta intends to do the following in next six months, again depending on the success of financing activities:

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

Qinghai Hua Long Ding Shun Nickel Project

The property has not been explored by any western company. The initial work planned for last year was not undertaken due to lack of available funding. The Company however has carried these plans over to 2009.

Exploration results from precious work in the area will be collected, translated, and compiled. A geologic management team will be assembled to oversee and perform the work. A baseline geologic survey will be completed. Target areas for geophysical analysis will be determined with intent to prioritize targets Underground tunnels will be mapped and sampled. All surface occurrences will be trenched and sampled. Drill targets will be identified Resource estimates completed for known mineralization by late 2009.

Huang Yuan Plant

We have made the necessary arrangements to purchase Ni-Cu ore from a low grade Nickel Copper mine within a radius of 100 kilometers of the plant. The grades from this mine tested in the range from 0.5 to 0.87% of Nickel and 1% to 1.8% of Copper. With the current elevated price of Ni and Cu, and the quality of our Ni-Cu concentrate product, our 50 ton/day plant has been estimated to have the potential to generate net profit of approximately US$1,000,000 annually. Production is scheduled to commence by the end of December 2008.

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

ITEM 3 - QUANTITIVE AND QUALITATIVE ABOUT MARKET RISK

Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2008, we issued 6,387,000 shares of our common stock to various consultants for services rendered to us, to note holders in lieu of interest, to various directors and employees as compensation, and for rent.

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

Dated: November 19, 2008          By: /s/ Victor Sun
                                  ------------------
                                  Victor I.H. Sun
                                  Chief Executive Officer,
                                  Chief Operating Officer,
                                  and Chief Financial Officer










15